Form 10QSB
period 1999-09-30
DP CHARTERS INC/CA
filed 2000-01-13
CIK 1062720

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

                                       AND

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27131

--------------------------------------------------------------------------------

                                DP Charters, Inc.
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

       Nevada                                                   88-0381258
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

34700 Pacific Coast Highway, Suite 303 Capistrano Beach CA              92624
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (949) 248-9561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: 27,656,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 27,656,000.

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          Item 1. Financial Statements.
--------------------------------------------------------------------------------

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit F99-Q3) for the Nine months ended September 30, 1999.

--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

(a) Plan of Operation for the next twelve months. This Registrant has filed a 1934 Act Registration which is currently effective, by operation of law, but which has not cleared comments by the Staff of the Commission. That registration statement is voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". This Registrant's common stock is not presently quoted on the OTCBB. The Registrant's common stock is qualified for listing over the counter in the "Pink Sheets"; however the Registrant does not believe that any of its shares ever traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

     This Registrant may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, the business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

     This Registrant is not presently pursuing its business plan, to seek an acquistion partner, for the reason that such activities are not timely. They are not timely because this Registrant must qualify itself for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that this Registrant become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of this Registrant on the OTCBB. It would be the policy of this Registrant to employ a consultant to seek a broker/dealer to become such a submitting market-maker in the common stock of this Registrant. Neither this Registrant, nor any of its affiliates, are Broker/Dealers or NASD members. Since this Registrant's common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of this Registrant's employing any consultants therefor. When and if an

NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

     This Registrant is not ready to search for or to consider any specific acquisition target. It does not expect to be able to begin consideration of any acquisitions for four to six months. It cannot expect to identify or commit itself to any acquisition within the next twelve months, or perhaps longer for the following reasons. It is not the policy or practice of the Registrant, its Management or Principal Shareholder to advertise, or travel in search of possible targets. This Registrant does not command the capital or liquidity with which to conduct such a search, and does not expect to be able to engage in any capital formation or loan funding activities for that purpose. While incidental advances by the Principal Shareholder for corporate maintenance, filing fees, legal and professional, and auditing are foreseeable, the Principal Shareholder has no intention of general funding or funding search, advertising or other promotion of this Registrant. Accordingly, the future prospects of this Registrant is likely to await such serendipitous referral or introduction as may lead to conversations with potential target businesses. The search for a profitable business combination, accordingly, must be understood as an essentially passive one, relying mostly on word of mouth. It is possible that business brokers or promoters may at some point approach management with a proposal. No estimate can be made when and if such a passive search might yield an acquisition target.

     When and if a probable acquisition target may be identified, or may identify itself, Management will conduct extensive due diligence and evaluation of the target, based upon the financial statements of an acquisition target, its forseeable requirements for capital, and realistic potential of the target to attract the capital it may require, and management's evaluation of its ability to achieve its plan for profitability. No acquisition would be made if Management were not satisfied that its plan for profitability and viability were sound and in the interests of shareholders. The Registrant will continue its evaluation of opportunities until an attractive business combination is accomplished, no matter how long it may take.

(b) Discussion and Analysis of Financial Condition and Results of Operations. This Registrant has no immediate need for current capital formation in its present stage from outside sources. This means that the Registrant expects to maintain its corporate and other filings and reports during the next twelve months. This Registrant retained a firm named Capital Relations and Management to assist in initial submission to the OTCBB, paying a fixed fee of $2,500 for that service. Capital Relations and Management is not an affiliate of the Registrant or of its Principal Shareholder. Capital Relations submitted the Registrant's disclosure documents to National Capital, LLC, which market maker duly submitted for permission to quote to the NASD. Before clearing comments, the NASD effected its rule changes, with the result that the Registrant's common stock was cleared for the Pink Sheets, but cannot be cleared for the OTCBB until its 1934 Act Registration shall have become effective, and cleared comments. The Registrant has not, and this Registrant will not, take other affirmative steps to encourage or request any broker-dealer to act as a market maker for the its securities.

     The financial statements for the nine months reflect minimal changes and no substantial corporate activity. No Revenues were recorded. The only expense was for final amortization of organizational costs. Such costs had previously been subject to amortization over five years, pursuant to then prevailing accounting practices. They are currently subject to immediate expense treatment under new accounting guidlines. These changes do not affect this Registrant, as the current expense of 16,000 completes the amortization of such costs.

                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

                                      None

                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

     Exhibit F99-Q3: Financial Statements (Un-Audited) September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the September 30, 1999 indicated.

Dated: September 30, 1999

                                DP Charters, Inc.
                                       by

  /s/ Kirt W. James                        /s/ J. Dan Sifford, Jr.
------------------------------------     ---------------------------------------
Kirt W. James                            J. Dan Sifford, Jr.
PRESIDENT/DIRECTOR                       SECRETARY/DIRECTOR

                                 Exhibit F99-Q3

                        UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                DP CHARTERS, INC.
                            BALANCE SHEET (UNAUDITED)
                 for the years ended December 31, 1998 and 1997
                   and for the period ended September 30, 1999

                                                             September 30,      December 31,
                                                             -------------    ----------------
                                                                1999         1998         1997
                                                             ---------    ---------    ---------
                                     ASSETS
CURRENT ASSETS

           Cash                                              $     996    $  12,321    $ 118,848

TOTAL CURRENT ASSETS                                               996       12,321      118,848
                                                             ---------    ---------    ---------

OTHER ASSETS

           Organizational Costs                                              16,000       20,000
           Accounts receivable                                  13,100

TOTAL OTHER ASSETS                                              13,100       16,000       20,000
                                                             ---------    ---------    ---------

TOTAL ASSETS                                                 $  14,096    $  28,321    $ 138,848
                                                             =========    =========    =========

                              STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

     Common Stock, $.001 par value; authorized 100,000,000
        shares; issued and outstanding, 20,000,000 shares,
        26,400,000 and 27,656,000 shares respectively           27,656       26,400       23,808

     Additional Paid-In Capital                                205,444      193,600      115,192

     Accumulater Equity (Deficit)                             (219,004)    (191,679)        (152)
                                                             ---------    ---------    ---------

Total Stockholders' Equity                                      14,096       28,321      138,848
                                                             ---------    ---------    ---------

TOTAL STOCKHOLDERS' EQUITY                                   $  14,096    $  28,321    $ 138,848
                                                             =========    =========    =========

                  The accompanying notes are an integral part
                         of these financial statements.
                                    page F-2

                               DP CHARTERS, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                 for the years ended December 31, 1998 and 1997
                  and for the period ended September 30, 1999


                                                             December 31,
                                     September 30,   -------------------------

                                          1999           1998          1997
                                     ------------    ----------   ------------

Revenues                             $        -0-    $      -0-   $        -0-
                                     ------------    ----------   ------------

Amortization                                             (4,000)           -0-

Organizational costs                      (16,000)

Net Loss from Operations                  (11,325)     (187,527)          (152)

Net Income (Loss)                    $    (27,325)   $ (191,527)  $       (152)
                                     ============    ==========   ============

Loss per Share                       $    (.00103)   $  (.00725)  $        -0-
                                     ============    ==========   ============

Weighted Average
    Shares Outstanding                 26,405,834    26,400,000     20,000,000
                                     ============    ==========   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-3

                                DP CHARTERS, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 for the years ended December 31, 1998 and 1997
                   and for the period ended September 30, 1999

                                                                   December 31,
                                               September 30, ----------------------
                                                   1999         1998         1997
                                                ---------    ---------    ---------
Operating Activities

   Net Income (Loss)                            $ (27,325)   $(191,527)   $    (152)

   Less items not effecting cash:
      organization costs                           16,000
      amortization                                               4,000          -0-
                                                ---------    ---------    ---------

Net Cash from Operations                          (11,325)    (187,527)        (152)

Cash Increase (Decrease) sale of Common Stock      13,100       81,000      119,000

Cash Increase (Decrease) accounts receivable      (13,100)
                                                ---------    ---------    ---------

Net increase (decrease) in cash                   (11,325)    (106,527)     118,848

Beginning Cash                                     12,321      118,848          -0-

Cash as of Statement Date                       $     996    $  12,321    $ 118,848
                                                =========    =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                                    page F-5

                                DP CHARTERS, INC.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
             for the period from inception of the Development Stage
                 on December 18, 1997, through December 31, 1997
                      for the year ended December 31, 1998
                   and for the period ended September 30, 1999

                                                             Additional   Accumulated   Total Stock-
                                    Common          Par        Paid-In      Equity    holders' Equity
                                     Stock         Value       Capital     (Deficit)     (Deficit)
                                   ----------   ----------   ----------   ----------    ----------
Common Stock issued at inception   20,000,000   $   20,000   $        0   $        0    $   20,000

Sale of Common Stock                3,808,000        3,808      115,192

Loss during 1997                                                                (152)
                                   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1997       23,808,000       23,808      115,192         (152)      138,848

Sale of Common Stock                2,592,000        2,592       78,408

Loss during 1998                                                            (191,679)
                                   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1998       26,400,000   $   26,400   $  193,600   $ (191,679)   $   28,321

Sale of Common Stock                1,256,000        1,256       11,844

Loss during period ended
      September 30,1999                                                      (27,325)
                                   ----------   ----------   ----------   ----------    ----------

Balance at September 30, 1999      27,656,000   $   27,656   $  205,444   $ (219,004)   $   14,096



                  The accompanying notes are an integral part
                         of these financial statements.
                                    page F-4

                                DP CHARTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 for the years ended December 31, 1997 and 1998
                 and for the six months ended September 30, 1999

1-FORMATION AND OPERATIONS OF THE COMPANY

     DP Charters, Inc. (the "Company") was incorporated on December 18, 1997 in the State of Nevada with the intent of initiating a charter yacht service from the Dana Point harbor located in Dana Point, Orange County, California. The Company is authorized to issue 100,000,000 Common Shares each with a par value of $0.001. Since inception it has been the intent of management to acquire and operate small to medium sized fishing and pleasure motor yachts. As of the date of these statements the Company has not yet begun any operations and is a development stage company according to Financial Accounting Standards Board Statement No. 7. The Board of Directors and Shareholders of the Company have authorized the issuance of 7,656,000 of its Common Shares in Regulation D, 504 offerings.

2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF ACCOUNTING

          Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

     (b)  FISCAL YEAR

          The Company's proposed fiscal year for accounting and tax purposes is December 31.

     (c)  ORGANIZATION COSTS

          The Company incurred $20,000 of organization costs in 1997. These costs, which were paid by shareholders of the Company and which were exchanged for 20,000,000 shares of common stock having a par value of $20,000. On January 1, 1999, due to changes in accounting principals, remaining organization costs were expensed.

     (d)  CASH EQUIVALENTS

          For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whenever cash amount are to be included on the Company's Statements of Cash Flow, however, they will be comprised exclusively of cash.



                                    page F-6

DP Charters, Inc.
Notes to Financial Statements
for the years ended December 31, 1997 and 1998
and for the period ended September 30, 1999 continued

3-PROPERTY AND EXECUTIVE COMPENSATION

     (a)  PROPERTY:

          The Company's offices and all of its records are located at 24843 Del Prado, Suite 318, Dana Point, California 92629.

     (b)  EXECUTIVE COMPENSATION:

          Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS' EQUITY.

     The Company is authorized to issue 100,000,000 shares of common stock having a par value of $0.001. In October 1997, 20,000,000 shares of Common Stock, were issued in exchange for organizational costs which were valued by management at a total of $20,000. In 1997 and 1998, 6,400,000 shares of Common Stock, were issued in exchange for cash in the amount of $200,000. In January 1999, 6,000 shares of Common Stock, were issued in exchange for cash in the amount of $600. In April 1999, 1,250,000 shares of Common Stock, were issued in exchange for cash in the amount of $12,500.

                                    page F-7