Form 10KSB
period 1999-12-31
DP CHARTERS INC/CA
filed 2000-04-20
CIK 1062720

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27131


                                DP Charters, Inc.



   Nevada                                                             88-0381258

(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


34700  Pacific  Coast  Highway,  Capistrano  Beach  CA                     92624
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-9561

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:


                       Class-A Common Voting Equity Stock

                    27,656,000 Shares Issued and Outstanding

                                 April 20, 2000

Yes[] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/99

     the aggregate number of shares held by non-affiliates was approximately 7,656,000 shares.

     the number of shares outstanding of the Registrant's Common Stock was 27,656,000

                        Exhibit Index is found on page 21

                                     PART I

                                  INTRODUCTION

     We filed our Registration Statement voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". As of this filing, that Registration has become effective but has not cleared final comments by the Staff of the Securities and Exchnage Commission. Our common stock is not presently quoted on the OTCBB. Ours common stock is qualified for listing over the counter in the NQB "Pink Sheets"; however we do not believe that any of its shares ever traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. We wish to report and provide disclosure voluntarily, and will file periodic reports even in the event that we may not remain required to do so under the Exchange Act. If and when our 1934 Act Registration may be clear of comments by the staff, we Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of our common stock.

     Our corporation may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this corporation at that time. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition.


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. This Corporation ("the Registrant") was duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Registrant later expanded its business plan to include the organization of scuba dive tours at various world locations. 15, 1999.

     During October, November and December of 1997, the conceptual idea of establishing a charter boat operation in Southern California was discussed among the Registrant's Management, and with various friends and acquaintances. The decision to form a company to be funded by those in discussion was taken, based upon the expressed desire of the those founders to fund the Registrant initially, pursuant to a private placement in reliance on Rule 504. The formal funding by founders was memorialized about January of 1998.

     Specifically, 20,000,000 shares were issued at par value to the Principal Shareholder, pursuant to Section 4(2) of the Securities Act of 1933. 6,400,000 shares (with warrants) were placed among 19 accredited investors, pursuant to Regulation D, Rule 504, promulgated by the Commission pursuant to Section 3(b) of the 1933 Act. All warrants have expired or been cancelled and are no longer of any further force or effect. Thereafter, in January and April 1999, 6,000 shares and 1,250,000 shares, respectively, were placed pursuant to Rule 504, in each case to a single sophisticated and knowledgeable investor. Each of the foregoing issuances were made, were applicable, to specific exemptions from registration pursuant to State Law. In the judgement of Management, there is no unresolved issue or potential issue of non-compliance with State Laws or regulation.

     The Registrant had ambitious plans, at that time, to network through travel agencies, upon observing that none of the notable competitors were so networked. The Registrant's plans included the development of networking with firms marketing tour packages or tour clubs and firms which could utilize the Registrant's charter services as a value-added supplement to their Southern California operations. Emphasis was to be placed on identifying easy access to Dana Point Harbor, twenty minutes from Orange County Airport, one hour from San Diego Airport or from Los Angeles International Airport. Arrangements with Dana Point were investigated and the feasibility of its use determined. Management further planned to make its services known to the American Association of Retired Persons, which organization accounts nearly 500,000 members touring Southern California during the off-season. Plans were made to join the Dana Point Chamber of Commerce, which would provide a cost-free listing in the California tourism magazine and information data-base, with circulation of just under one million copies in six counties and automatic posting with all major hotels throughout the State of California. Plans were made for an Internet web-page, linked to that of the Dana Point Chamber of Commerce.

     All of these intentions, and the best laid plans of Management, were dependant, however, upon securing boats and/or participating boat owners or providers, so that the services could be offered.

     On or about March 5, 1998 and continuing through September, tentative arrangements were reached to acquire boats from a provider in Norway, which had acquired them in foreclosure of a lien, but had no profitable operation in which to use them. The concept was to acquire the boats for stock, but the arrangement called for the common stock of the Registrant's achieving acceptance for quotation on the OTC Bulletin Board. During 1998, the Registrant paid a consulting fee to the Norwegian group for a joint marketing, advertising and referral program to bring northern European tourists to Southern California's sport fishing market. During 1998 arrangements were made with scuba diving tour group leaders in Florida and Mexico, for possible dive tours in the Florida Keys, the Great Barrier Reef of Australia, the Island of Cozumel off the Yucatan Peninsula of Mexico, and the seas off Egypt.

     By the end of June, 1998, the Registrant's then current unaudited financial statements, indicated a net loss from operations of $155,544.00, $102,470.00 of which represented consulting fees directed to Norway. The Registrant's ability to launch was yet dependent upon OTC Bulletin Board acceptance, and comments between the NASD Staff and NASD submitting members were on-going. Delay due to NASD Commenting period for start-up companies was not deemed unusual by management, but shortly before the review of the last set of Comments, the NASD changed its rules for acceptability for new applicant submitter to the effect that the class of common stock to be quoted must have been registered under the Securities Exchange Act of 1934 Act, or the Registrant must have made an offering under the Securities Act of 1933, such that the applicant have a Commission file number and actually file and remain current in filing its financial statements with the Commission, and be accessible to the public. Accordingly, the NASD responded to the final set of Comments by qualifying the Registrant's common stock for quotation on the Pink Sheets, but not on the OTCBB.

     As a result of the poor timing of events, from the Registrant's point of view, the Registrant was unable to consummate the acquisition of the boats and was forced to abandon its original business plan. After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999.

     After abandoning its business plan, it became a company whose business plan was to find a profitable business combination. As a practical matter, the Registrant is required to register its common stock pursuant to Section 12(g) of the 1934 Act and to pursue acceptance for quotation on the OTCBB if it is to have any chance to compete with other issuers or registrants, for business combinations by reverse acquisition. Substantially all of its non-affiliate owned shares have become or were from issuance free of restriction in conformity with Rule 144, and might be resold in brokerage transactions, in compliance with that Rule, if and when the common stock of this Registrant might become qualified for quotation and trading on the OTCBB. There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued. This Registrant has no Internet address.

      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) BUSINESS OF THE REGISTRANT. The Registrant has no present business or business plan. It is a potential candidate for business combination, most likely in the form of a reverse acquisition or similar transaction.

     CONSULTANTS. This Registrant has only a single consultant, namely its the United States subsidiary of its principal shareholder, Intrepid International Ltd., a Nevada Corporation. Information about the Principal Shareholder, and its Nevada United States subsidiary is found later in this Registration Statement. The U.S. management of that subsidiary serves as the management of this Registrant. No other consultants are presently engaged nor are there any plans to retain any consultants currently or for the foreseeable future. The Norwegian consultants previously mentioned were specific to the previous business plan, now abandoned, and maintain no relationship to the Registrant or any of its affiliates. It is, of course, conceivable that should a target business be acquired, one or more consultants may be sought out by the management of the acquired entity, following a change of control. As of this time, there is no basis upon which Management could base anything more than mere speculation as to what manner of consultants, what criteria for seeking or selecting consultants, or what term of service any such consultant might require; for the reason that all such consideration would be matters before the Management of the Registrant only after a change of control which would result from a reverse acquisition. Neither Management of this Registrant, nor the Principal Shareholder, nor Officers, nor Directors or affiliates of this Registrant have regularly used any particular consultants on a regular basis.

     NO PRESENT ACQUISITION ACTIVITIES. This Registrant is not presently pursuing its business plan, for the reason that such activities are not timely. They are not timely because this Registrant must qualify itself for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that this registrant become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of this Registrant on the OTCBB. It would be the policy of this Registrant to employ a consultant to seek a broker/dealer to become such a submitting market-maker in the common stock of this Registrant. Neither this Registrant, nor any of its affiliates, are Broker/Dealers or NASD members. Since this Registrant's common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of this Registrant's employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission and the due diligence investigation and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition.

Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

     GENERAL INFORMATION ABOUT PROBABLE FUTURE ACQUISITIONS. Notwithstanding the conclusion and report that searching for possible acquisition targets is premature, the Registrant can and will now disclose and report its general intentions and policies, with respect to probable future acquisitions.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: The Registrant does not intend to restrict its consideration to any particular business or industry segment, and the Registrant may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of the Registrant's limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely the Registrant will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Registrant will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit the Registrant to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Registrant will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Registrant may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Registrant may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed by this Registrant, other than possible advances by its Principal Shareholder, at any time before it may identify and commit itself to an acquisition candidate. At such time, if any, such loan financing would be secured on the basis of the that acquisition by and with the owners of the acquisition target. In the absence of any present probability of acquisition, no further information can be offered at this time.

     REPORTING UNDER THE 1934 ACT. This Registrant has become a 1934 Act Reporting Company, by operation of law due the passage time since its initial filling. As of the date of this amended filing, the Registrant has not cleared comments of the Staff of SEC. As a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. There are other reporting obligations of a 1934 Act registered company, including periodic reports of activities by significant shareholders.

     The practical effects of the foregoing requirements on the criteria for selection of a target company are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face de-listing from the OTCBB, if listed, and delinquency and possible liability for failure to report.

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While the Registrant may consider proposals from a wide variety of business segments, Management is aware that high-technology and new communication technologies, internet and information services, are an area of current interest. Management feels that it is most likely that a business combination candidate will be selected in these industry segments. This present inclination of management may change, as pubic and market interests may change, and is not a formal policy or commitment of this Registrant. Due to circumstances unique to this Registrant, it is not in a position to consider any specific proposal for the use of this Registrant in reverse merger transactions, for the reason that it is not now qualified for quotation on the OTC Bulletin Board, and will not be, if at all, for an indeterminant number of months. There is no present or foreseeable potential that this Registrant will acquire a target business or company in which its present management or principal shareholder, or affiliates, have an ownership interest. Consideration has been given to corporate policy in this regard, and it has been determined not to permit any transaction in other than an arm's length acquisition of business assets owned and controlled by unrelated third party interests. The basis for this policy is two fold: first, that related party transactions are unnecessary in the judgment of management and involve risks not necessary to invite; and second that related party transactions do not offer the potential profitability for shareholders, that management believes exists presently in the market place for public issuers amenable to reverse/merger transactions.

     FINDERS FEES FOR MANAGEMENT. No finder's fees will be payable to Management in connection with any forseeable reverse acetin. Management is identified with the principal shareholder. The Principal Shareholder's remaining share ownership following any reverse acquisition, and the Principal Shareholder might be expected to sell its controlling interest for consideration from the acquiring shareholders of the acquisition target. Depending on the quality of the target company, the principal shareholder may sell all, some or none of the control block, as matters for arm's length deal-making, when it comes to that stage. Such a sale of shares, if any, by affiliates, promoters or their transferees, to effect a change of control would not be entitled to reliance on Rule 144, but would result in the creation of new restricted securities under Rule 144(a), by its terms, and by analogy to Rule 145. Additionally, the Principal Shareholder is the Principal Consultant and provides, has provided and may provide corporate services to the Registrant, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses to Management, Principal Shareholder, or affiliates, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

     DISCRETION TO ALLOCATE OPPORTUNITIES. It is disclosed here and elsewhere, that the Management of this Registrant is also the Management of its Principal Shareholder, and that the Principal Shareholder has other businesses than the Management of this Registrant. Those other business activities include providing professional consulting services to other public or private corporations in which the principal shareholder and its officers are not involved directly in management, as officers, directors or principal shareholders. Mr. Sifford and Mr. James, or either of them, may from time to time serve as interim officers of other corporations. Some clients of Intrepid International are, from time to time, corporations which have failed to achieve previous business goals, or which have engaged in businesses which have failed or been abandoned. Accordingly, it is inherent in this relationship that Management and the Principal Shareholder may be in a position to introduce one or more business opportunities to this the shareholder of this Registrant, or to direct such opportunities to other business interests, private or public corporations, or unrelated investors. This is an inherent potential conflict of interest which may or may not become material in the future. At present, no acquisition is probable or reasonably practical.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) GOVERNMENT REGULATION. There are no issues of government regulation unique to this Registrant or its business.

(E) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. This Registrant has not yet become a present candidate for reverse acquisition transactions, for the reasons previously stated. It may become so in the future, and becoming so when it can is its business plan. It is doubtful whether any such transaction could be anticipated in the next twelve months. There is no compelling reason why this Registrant should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash can offer no capital formation incentive for its selection. It has a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" this Registrant is unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive that other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify its impression. Please See the Item 6 of part II, Management Discussion and Analysis, for more information and disclosure.

(F)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions at this time.

(G)  EMPLOYEES.  We  have  no  employees  other than our Officers and Directors.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of our officers and attorneys, without charge or written agreement. We pay for outside copying and Federal Express, U.P.S and other messenger services. We do not pay for routine telephone, in-house copying or United States Mail. Our address for mail and deliveries is 24843 Del Prado, Dana Point CA, 92629. Our affairs are conducted a 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624. This latter suite is the Office of Intrepid International Ltd., the United States Office of the Principal Shareholder.

     We have adopted no policies with respect to real estate investment. While we have no intention of investing in real estate, we are not prevented from doing so by any corporate policy or action. Management disclaims any special knowledge or skill with respect to real estate investment, and cannot presently foresee any circumstances which would make such an investment attractive to us or our shareholders.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Registrant is cleared for quotation Over the Counter on the Pink Sheets, only recently. To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of the common stock of this Registrant, in brokerage transactions.

 (B) HOLDERS. There are presently 53 shareholders of the common stock of this Registrant.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) REVERSE ACQUISITIONS. A reverse acquisition of a target business or company would be expected to involve a change of control of the Registrant, and the designation of new management. The financial statements of this Registrant would become largely unreflective of the true condition of the Registrant after such an acquisition. Shareholder approval would be solicited, pursuant to the laws of the State of Nevada, to approve the acquisition, change of control, and any material corporate changes incidental to the reorganization of this Registrant. In connection with the solicitation of shareholder approval, whether or not proxies are solicited, the Registrant would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosure would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

SECONDARY TRADING refers to the marketability to resell the securities of this Registrant in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to Section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally "Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates of the Registrant; however, as to shares owned by affiliates of the Registrant, the second-year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

     Our company has no present business and its plan is to seek and acquire productive assets. Officers, Directors, Promoters (of such companies), and their transferees, are subject to special considerations in connections with secondary trading, which differ from the normal Rules of Rule 144. Accordingly, neither before or after any acquisition, would Rule 144 be available for reliance by such affiliates or persons deemed promoters, for resale of their existing securities in brokerage transactions.

UNRESTRICTED SHARES OF COMMON STOCK. 27,656,000 shares are issued and outstanding. 20,000,000 shares are held by affiliates of the Registrant. 7,656,000 shares are owned by non-affiliates of the Registrant and are believed to be unrestricted securities which could be sold in brokerage transaction without restriction of Rule 144. These 7,656,000 shares were issued pursuant to Rule 504 on or before April 6, 1999, and were not, when issued Restricted Securities, as defined by Rule 144(a). The 20,000,000 affiliate shares were issued at the end of December, 1998, pursuant to Section 4(2) of the 1933 Act, and are more than one year, and almost two years old. Rule 144 would normally permit affiliate sales in limited amounts; however, Our company has no present business and its plan is to seek and acquire productive assets. Officers, Directors, Promoters (of such companies), and their transferees, are subject to special considerations in connections with secondary trading, which differ from the normal Rules of Rule 144. Accordingly, neither before or after any acquisition, would Rule 144 be available for reliance by such affiliates or persons deemed promoters, for resale of their existing securities in brokerage transactions.

     No promoter, officer, director or person engaged in management-type activity of this corporation has been involved in any blank check offerings. A blank check offering is an offering of securities by a company which, at the time of the offering, has no business or business plan other than to seek a business by merger or acquisition or other profitable combination. Any new shares issued by us for any acquisition would be new investment shares and restricted securities as defined by Rule 144(a) and with reference to Rule 145. Any sale of existing shares, if any, by affiliates, promoters or their transferees, to effect, or in connection with, before or after, any acquisition, would not be entitled to reliance on Rule 144, but would result in the creation of new restricted securities under Rule 144(a), by its terms, and by analogy to Rule 145, with the same effect as if new shares were issued by the our corporation.

     An underwriter of securities is one who acquires securities with a view to distribution of them to others. None of our affiliates, nor any person now deemed to be a promoter, acquired any of our existing securities for such a purpose. Nor have any earlier persons who were at any time officers, directors, affiliates, promoters, or their transferees acquired any of our securities for any such purpose. However, it is expected that such persons would be deemed to be promoters of any new venture resulting from our acquisition of any target company.

OPTIONS AND DERIVATIVE SECURITIES. There are no outstanding options or derivative securities of this Registrant. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock of this Registrant.

RISKS OF "PENNY STOCK." The Registrant's common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock share stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Registrant's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Registrant's common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of the common stock of this Registrant, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities of companies, like this Registrant, whose business is to seek an uncertain profitable business combination at some future time. This Registrant has taken no action to register or qualify its common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell the existing securities of this Registrant may be unlawful in certain States and may be subject to civil or criminal penalties.


(E)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

     On or about January 5, 1999, we placed 6,000 shares of common stock, pursuant to Rule 504, to a single sophisticated investor, Vegas Publications, Inc., with a pre-existing relationship with management, for $600.00, or $0.10 per share.

     On April 6, 1999, we placed 1,250,000 shares of common stock, pursuant to Rule 504, to a single sophisticated investor, Marshall Worldwide Limited, PO Box 2047-100, San Jose, Costa Rica, for $12,500.00, paid for in cash at $0.01 per share.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. This Registrant was duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Registrant later expanded its business plan to include the organization of scuba dive tours at various world locations. After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. The Registrant has no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, its plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.

     PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. This Registrant's Management, Mr. James and Mr. Sifford, are the Officers and Directors of Intrepid International Ltd. a Nevada corporate subsidiary of Intrepid International, S.A. a Panama corporation. These two Intrepid officers aand directors ar referred to collectively as the "Principal Shareholder" of this Registrant.

     This Registrant is not presently pursuing its business plan, for the reason that such activities are not timely. They are not timely because this Registrant must qualify itself for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that this Registrant become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of this Registrant on the OTCBB. It would be the policy of this Registrant to employ a consultant to seek a broker/dealer to become such a submitting market-maker in the common stock of this Registrant. Neither this Registrant, nor any of its affiliates, are Broker/Dealers or NASD members. Since this Registrant's common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of this Registrant's employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

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

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Registrant has no immediate need for current capital formation in its present stage from outside sources. This means that the Registrant expects to maintain its corporate and other filings and reports during the next twelve months.

     Reference is made to Note 2, Going Concern, of the Registrant's Audited Financial Statements: "The Registrant is dependant upon raising capital to continue operations. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its operations." The Registrant would be dependent on the acquisition of assets and businesses to commence business operations. The Registrant is not dependant on additional funds to conduct its investigation and selection of a profitable business combination. Management cannot plan such capital formation as may be appropriate for an acquired business before selection of and combination with such a business. It is to be expected that following the firm agreement to combine, some capital raising program would be necessary, but any such program would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

     Reference is made to Note 3, Development Stage Company, of the Registrant's Audited Financial Statements: "The Registrant is a development stage company, as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues." After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. The Registrant has no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, its plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. The Registrant is not presently concentrating on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

     In the event, consistent with the expectation of management, that no combination is made within the next twelve to eighteen months, this Registrant may be forced to effect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required, when and if this 1934 Act registration is clear of comments by the SEC Staff. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation.

     As reflected in the Financial Statements of this Registrant, provided with this Registration Statement, it has not been necessary for any shareholder to advance operational funds to this Registrant.

SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B)  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION.

       (I) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. This Corporation has had no revenues since its inception in December of 1997. Its attempt to commence operations failed and was abandoned on May 15, 1999. Its expenses of $156,559, for the five months ended May 31, 1998, and $191,679 for the twelve months ended December 31, 1998, are not considered indicative of maintenance expenses for the next six to twelve months, but reflected attempts to secure rights and assets for its former and abandoned business plan, and unusual legal expenses in connection with due diligence investigation and disclosure in connection with submission to the NASD for quotation on the

Bulletin Board, the OTCBB, in the context of the NASD rule changes. As an incidental result of the NASD Rule changes this Registrant's common stock is allowed to be quoted over the counter in the "Pink Sheets", but will not be qualified for the OTCBB until this 1934 Registration has been cleared of comments by the SEC Staff. Our expenses for 1999 were $27,825, consisting substantially of general and administrative expenses, which included legal and professional expenses, mainly for the preparation of this 1934 Act Registration. During 1999, we changed our method of amortization of organizational costs in accordance with current accounting principles and expensed the remaining balance, with the effect of a $12,000 charge. During 1999, $10,000 was paid to our principal consultant as fees for services on a time/hour/fee basis. During 1999, we received shareholder loans of $13,000 of which $3,000 was repaid in 1999. During 1999 we advanced $10,000 to a shareholder. This advance was a receivable as of the end of 1999.

          It is noted that the total expenses for the three months ended March 31, 1999, and the six months ended June 30, 1999, are the same figure, $7,325; and for the nine months ended September 30, 1999 are $27,325; and it is further noted, that figure includes the amortization of organizational expenses of $16,000. Management estimates that the expenses needed to carry the Registrant through an ultimate reorganization, over and above current cash, to be not more than $20,000.00, which funding, if needed, would be used to defer legal and auditing and accounting, and incidental filings with the Commission, and with any States in which the parties are domiciled.

          This Registrant retained a firm named Capital Relations and Management to assist in initial submission to the OTCBB, paying a fixed fee of $2,500 for that service. Capital Relations and Management is not an affiliate of the Registrant or of its Principal Shareholder. Capital Relations submitted the Registrant's disclosure documents to National Capital, LLC, which market maker duly submitted for permission to quote to the NASD. Before clearing comments, the NASD effected its rule changes, with the result that the Registrant's common stock was cleared for the Pink Sheets, but cannot be cleared for the OTCBB until its 1934 Act Registration shall have, and cleared comments by the SEC Staff. The Registrant has not, and this Registrant will not, take other affirmative steps to encourage or request any broker-dealer to act as a market maker for the its securities.

       (II) FUTURE PROSPECTS. This Registrant cannot predict when, if ever, it will participate in a business opportunity in view of its limited resources, and competitive disadvantages with respect to other public or semi-public Registrants. Such a forward looking statement must be recognized as such. Unexpected events, changes in market conditions, loss of experienced management personnel, and the like, certainly require that management's expectations be evaluated in the light of the basis for such forward looking statements. There are no guaranties of success at any stage. Nor, can this Registrant predict when or whether its 1943 Act Registration will be cleared of comments by the Staff of the SEC.

 (C) REVERSE ACQUISITION CANDIDATE. The Registrant is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Registrant at such time. This would likely take the form of a reverse acquisition. That means that this Registrant would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this Registrant to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this Registrant in form, but would be an acquisition of this Registrant in substance. Capital formation issues for the future of this Registrant would arise only when targeted business or assets have been identified. Until such time, this Registrant has no basis upon which to propose any substantial infusion of capital. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

                         ITEM 7.  FINANCIAL STATEMENTS.

          AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 1999 and 1998, are provided as Financial Statement: Exhibit F-99, filed herewith are incorporated herein by this reference as though fully set forth herein.


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office from the inception of the Registrant, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     J. Dan Sifford, Jr., age 61, has been President of the Registrant since its inception, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been its president continuously during each of the past five years.

      Mr. Sifford is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies: Air Epicurean, Inc., All American Aircraft, Earth Industries, Ecklan Corporation, EditWorks, Ltd., Market Formulation & Research, Inc., NetAir.com, Inc., NSJ Mortgage Capital Corporation, Inc., North American Security & Fire, Oasis 4th Movie Project, Professional Recovery Systems, Inc., Richmond Services, Inc., Telecommunications Technologies, Ltd., and World Staffing II, Inc.

     Of these last mentioned companies, he is currently serving in this Registrant, in Ecklan Corporation, in Oasis 4th Movie Project, in Richmond
Services,  Inc,  and  in  NetAir.com,  Inc.

     Kirt W. James, age, 42, the Registrant's Secretary-Treasurer, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James
Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially in active. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years: Earth Industries, Inc., EditWorks, Ltd., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., and North American Security & Fire. He is also an Officer and Director of Oasis 4th Movie Project, an operating non-trading company.

     There are no persons who are officers or directors, other than the foregoing, whose activities have been or are material to the operations of this Registrant. The present Officers and Directors spend an insubstantial amount of time on the activities of this Registrant. There are no arrangements, agreements or understandings between non-management shareholders and management, under which non-management shareholders or other persons may directly or indirectly participate in or influence the management of the affairs of this Registrant. There are no agreements or understandings for any officer or director to resign at the request of another person.

     The Officers and Directors of this Registrant are the Officers and Directors of Intrepid International Ltd. of Nevada, the United States Subsidiary of Intrepid International S.A. of Panama, the Principal Shareholder. The principal business of the United States Subsidiary is the performance of Corporate Services on a time-fee basis. It is foreseeable, but not presently intended, nor is it the normal practice, that these Officers and Directors may serve as interim management of other companies in their development stage. Intrepid does participate from time to time in the organization of companies intending to make offerings of unregistered securities, in connection with actual businesses ventures.

     No present or previous promoter, officer, director or person engaged in management-type activity of this corporation has been involved in any blank check offerings. A blank check offering is an offering of securities by a company which, at the time of the offering, has no business or business plan other than to seek a business by merger or acquisition or other profitable combination. Intrepid's United States Officers, who serve as our officers, have served as officers of companies which with initial businesses or business plans which have failed and which have eventually been abandoned, and which, following such failure and abandonment, became, for some period of time, companies with no operating business or productive assets, and no business plan other than a plan to seek to acquire profitable assets or businesses. The following companies fall within that category of description: Earth Industries, Inc., Richmond Services, Inc., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., NSJ Mortgage Capital Corporation, Inc., Telecommunications Technologies, Ltd. There are no other present or previous promoter, officer, director or person engaged in management-type activity of this corporation involved in any in any company or corporation within that category of description.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Each of the two Officer/Directors have been issued 2,500,000 new investment shares of common stock, each for present service and incentive purposes, in connection with, and as a part of the initial issuance of 20,000,000 shares to founders for organizational costs, and valued at $20,000.00 (par value). As indicated in Items 4 and 5 immediately preceding, the names of those officers and directors receiving these shares are Kirt W. James, and J. Dan Sifford, Jr. No other compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity. There is no market for the shares of this Registrant. It is not possible to derive a "fair market value" for this share ownership based upon any market. The Management shares were issued in 1997 at par value. The actual value of this ownership would ripen if, and only if, this Registrant could achieve profitability by acquisition of assets or businesses. It was not the intention of this Registrant for its shares to trade on the Pink Sheets. During the period of comments for the OTC Bulletin board, the rules having changed, the common stock of this Registrant was cleared for the Pink Sheets by default. This Registrant believes that no actual quotations of bid or ask are current. It is, however useful to the Registrant to remain qualified for the Pink Sheets, in as much as the procedure for moving from the Pink Sheets to the OTCBB is less taxing than an original submission. Accordingly, the shares of common stock of this Registrant owned by officers and directors is deemed to have no present public trading, nor have ever had any public trading value. Inasmuch as the 20,000,000 shares were issued in October 1997 for organizational services valued at $20,000.00, the value attributed to the shares provided to the Officers therefore would be $2,500.00 each.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE



 Name and Address of Beneficial Owner       Actual            %  Attributed        %
                                            Shares               Shares
                                            Owned                Owned
J. Dan Sifford, Jr. (1)                      2,500,000     9.04  20,000,000    72.32
62 Bay Heights Drive
Miami, Florida 33133
------------------------------------------------------------------------------------
Kirt W. James (1)                            2,500,000     9.04  20,000,000    72.32
24843 Del Prado #318
Dana Point CA 92629
All Officers and Directors as a Group        5,000,000    18.08  20,000,000    72.32
------------------------------------------------------------------------------------
Laurencio Ja n O. (2)                                0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Teodoro F. Franco L. (2)                             0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
Leopoldo Kennion G (2)                               0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Intrepid International S.A. (1) (2)         15,000,000    54.24  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Total  Other 5% Owners  of the Registrant   15,000,000    54.24  20,000,000    72.32
------------------------------------------------------------------------------------
Total Shares Issued and Outstanding         27,656,000   100.00  27,656,000   100.00
====================================================================================

     (1) The Officers and Directors of this Registrant are affiliates of the Principal Shareholder. For this reason the attribution of all shares to each is shown in the table. Please see Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons for further information. The shares listed as issued to them are were in fact issued to them, as individuals, and are beneficially owned by them as indicated.

     (2) The Ownership of the 15,000,000 is held by Intrepid International as a corporate asset and is not the personal asset of any of its Officers, Directors or shareholders. These Officers, Directors and Shareholders of the Panamanian Principal shareholders are the same three persons. Their names and percentage of ownership are Laurencio Jaen O. (50%), Teodoro F. Franco L. (50%), Leopoldo Kennion G. (0%). Please see Item 7 of this Part, Certain Relationships and
Related  Transactions  for  further  information.

     (1) (2) Each of the shareholders shown in the foregoing table have sole voting power with respect to their actual legal ownership, Mr. James, Mr.
Sifford, and the Panama Corporation. There are no legal or contractual arrangements which require these affiliates to act in concert with respect to their share ownership. However, legal obligations aside, it is reasonable to expect the Officers of the Registrant and the Principal shareholder to cooperate and to act in their common interest until a change of control shall have occurred. Should a change of control result in the present affiliates ceasing to be affiliates for a period of ninety days or more, each of the individual
Directors and the Panama Corporation would be at liberty to direct their own management of their respective share ownerships.

 (C) CHANGES IN CONTROL. There are no arrangements, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of Registrant. In as much as the Registrant is searching for a profitable business opportunity, it is to be expected that a change of control would be contemplated when such a target is identified.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Intrepid International, S. A. ("Intrepid-Panama") is the principal shareholder of this Registrant. The Officers and Directors of this Registrant are affiliates of Intrepid-Panama. The principal shareholder was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, Intrepid-Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 Intrepid-Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with Intrepid-Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for Intrepid-Panama in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid International (US and/or Panama) is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

     The following persons are not Officers or Directors of this Registrant. They are the owners, Officers and Directors of the Principal Shareholder. The following persons do not engage in direct control of the affairs of the Registrant, and their activities are not material to the operations of this Registrant. While the following three persons, acting as a Board of Directors of the Panama Corporation could exercise direct control, as majority shareholder, they have delegated United States operations to the Officers and Directors of this Registrant, and to the United States subsidiary of which they two constitute the Management.

     Laurencio Ja n O., an original incorporator who has served as President and Director of Intrepid-Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of Intrepid-Panama, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, a Panama law firm with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to Intrepid-Panama a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of Intrepid-Panama, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biographical information is found under Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons.

     The officers and directors of Intrepid International, Ltd. (Nevada) (Intrepid US) are two individuals; Kirt W. James, and J. Dan Sifford, Jr., which two individuals are the officers and directors of this Registrant. Their biographical information is found under Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons. These two persons are only persons in direct, day to day control of the affairs of this Registrant. The Officers, Owners and Directors of the Panama parent do not direct or participate in the management of this Registrant.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 1999 and 1998, are provided as Financial Statement: Attachment F-99, following the body of filing, and the other Exhibits.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.

--------------------------------------------------------------------------------
Exhibit      Table  Category  /  Description  of  Exhibit     Page  Number
Table                                                                          #
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
    2.1     Articles of Incorporation: DP Charters, Inc., a Nevada Corporation
                                                                              23
    2.2      By-Laws: DP Charters, Inc.                                       25
================================================================================


dated:  April  18,  2000

                                DP CHARTERS, INC.
                                       by


                          /s/                      /s/
                     Kirt W. James          J. Dan Sifford, Jr.
                  president/director         secretary/director

--------------------------------------------------------------------------------
                                   EXHIBIT 2.1

                           ARTICLES OF INCORPORATION:
                     DP CHARTERS, INC., A NEVADA CORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                                DP CHARTERS, INC.

     ARTICLE  I.  The  name  of  the  Corporation  is  DP  CHARTERS,  INC.

     ARTICLE II. Its principal and registered office in the State of Nevada is 774 Mays Boulevard, Suite 10, Incline Village NV 89451. The initial registered agent for services of process at that address is N&R Ltd. Group, Inc. a Nevada Corporation.

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of One Hundred Million (100,000,000) shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator William Stocker attorney at law, 219 Broadway Suite 261, Laguna Beach CA 92651 shall serve as sole initial director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     ARTICLE IX. The name and address of the Incorporator (Initial Director) of the corporation is William Stocker attorney at law, 219 Broadway Suite 261, Laguna Beach CA 92651.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, December 16, 1997.


                                       /s/
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 2.2

                            BY-LAWS: DP CHARTERS, INC.
--------------------------------------------------------------------------------


                                     BY-LAWS
                                       OF
                                DP CHARTERS, INC.
                              A NEVADA CORPORATION

                                    ARTICLE I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  December  16,  1997.


                                       /s/
                                 J. Dan Sifford
                                    Secretary

--------------------------------------------------------------------------------
                      FINANCIAL STATEMENTS: ATTACHMENT F-99

                          AUDITED FINANCIAL STATEMENTS:
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.
--------------------------------------------------------------------------------

                      FINANCIAL STATEMENTS: ATTACHMENT F-1

                          AUDITED FINANCIAL STATEMENTS:

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

                                 C O N T E N T S

Independent  Auditors  Report  .                                   38

Balance  Sheets                                                    39

Statements  of  Operations                                         40

Statements  of  Stockholders  Equity  .                            41

Statements  of  Cash  Flows       .                                42

Notes  to  the  Financial  Statements  .                           43

                          INDEPENDENT AUDITOR S REPORT


To the Board of Directors and Stockholders of D P Charters, Inc.

We have audited the accompanying balance sheets of D P Charters, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998 and from December 18, 1997 through December 31, 1997 and from inception on December 18, 1997 through December 31, 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D P Charters, Inc. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998 and from December 18, 1997 through December 31, 1997 and from inception on December 18, 1997 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_______/s/________
Salt  Lake  City,  Utah
February  24,  2000

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS
--------------------------------------------------------------------------------
                                                              December  31,
                                                         1999               1998
Current  assets
Cash                                                     $996            $12,321
Advance  to  shareholder  (Note  4)                    10,000                  0
Total  Current  Assets                                 10,996             12,321
Other  Assets
Organizational  Costs  (Net  of
Amortization)(Note  1)                                      0             16,000
Total  Other  Assets                                        0             16,000
Total  Assets                                         $10,996            $28,321
                      LIABILITIES AND STOCKHOLDERS  EQUITY
Current  Liabilities
   Advance  from  shareholder  (Note  4)              $10,000                  0
      Total  Assets                                   $10,000                 $0
Stockholders  Equity
Common  Stock,  authorized
100,000,000  shares  of  $.001  par  value,
issued  and  outstanding  27,656,000  and
26,400,000,  respectively                             27,656              26,400
Additional  Paid  in  Capital                        205,444             193,600
   Less:  Subscriptions Receivable                      (600)                  0
   Deficit  Accumulated  During  the
     Development  Stage                             (231,504)          (191,679)
       Total  Stockholders  Equity                       996              28,321
Total  Liabilities  and  Stockholders  Equity        $10,996             $28,321
================================================================================

    The  accompanying  notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                            Statements of Operations

                                                      From inception      From
                                                      on  December Inception  on
                                        For  the  Years  18, 1997   December 18,
                                            Ended         through  1997  through
                                        December 31,   December 31 December 31,
                                       1999        1998       1997          1999
--------------------------------------------------------------------------------
Revenues:                                 $0          $0           $0         $0
Expenses:
General  &  Administrative           (27,825)   (191,527)        (152) (219,504)
Total Expenses                       (27,825)   (191,527)        (152) (219,504)
Net  (Loss)  Before  Cumulative
Effect  of  Accounting  Change       (27,825)   (191,527)        (152) (219,504)
Cumulative  Effect  of
Accounting  Change                   (12,000)          0            0   (12,000)
Net (Loss)                          $(39,825)  $(191,527)       $(152)$(231,504)
Net  (Loss)  Per  Share:
Loss  before  cumulative  effect
of accounting change                       0       (0.01)           0     (0.01)
Cumulative Effect of Accounting Change     0           0            0          0
Net (Loss) Per Share                      $0      $(0.01)          $0    $(0.01)
Weighted  average  shares
outstanding                       27,342,150  26,272,000   21,904,000 25,172,717
================================================================================

     The  accompanying  notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Statement of Stockholders  Equity

                                        Additional
                                        Paid-in
                                   Capital
                    Common  Stock               (Discount  on
Subscriptions                    Retained
                            Shares      Amount     Stock)   Receivable   Deficit
--------------------------------------------------------------------------------
Balance at beginning of
Development stage-
December  18,  1997             0           $0        $0          $0          $0

Shares  issued  for
organizational  costs  20,000,000       20,000         0           0           0

Shares  issued  for
cash  at  $.03125
per  share              3,808,000        3,808   115,192           0           0

Net  loss  December
31,  1997                       0            0         0           0       (152)

Balance,  December
31,  1997              23,808,000       23,808   115,192           0       (152)

Shares  issued  for  cash  at  $.03125
  per  share            2,592,000        2,592    78,408           0           0

Net  loss  December
31,  1998                       0            0         0           0   (191,527)

Balance,  December
31,  1998              26,400,000       26,400   193,600           0   (191,679)

Shares  issued  for  subscription
receivable at
$.10 per share              6,000            6       594        (600)          0

Shares  issued  for  services  at  $.01
 per  share             1,250,000        1,250    11,250           0           0

Net  loss  December
31,  1999                       0            0         0           0    (39,825)
Balance,  December
31, 1999               27,656,000      $27,656  $205,444       $(600) $(231,504)
================================================================================

     The  accompanying  notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                      From              From
                                                    Inception on    Inception on
                                                     December 18,   December 18,
                                                       1997             1997
                                                      through          through
                                        December 31,  December 31,  December 31,
                                1999         1998          1997             1999
--------------------------------------------------------------------------------
Cash  Flows  form  Operating  Activities

Net  loss                   $(39,825)   $(191,527)       $(152)       $(231,504)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations
Amortization                  16,000        4,000            0            20,000
Shares issued for services    12,500            0            0            12,500
Increase  in  Receivables    (10,000)           0            0          (10,000)
Increase  in  Payables        10,000            0            0            10,000
Net  Cash  Flows  used  in
Operating  Activities        (11,325)    (187,527)        (152)        (199,004)
Cash Flows from Investment
Activities:                        0            0            0                 0
Cash  Flows  from  Financing
Activities:
Proceeds  from  Issuance
of  stock                          0       81,000      119,000           200,000
Net  increase (decrease)
in  cash                     (11,325)    (106,527)     118,848               996
Cash,  beginning  of  year    12,321      118,848            0                 0
Cash,  end of year              $996      $12,321     $118,848              $996
Supplemental  Cash  Flow  Information
Cash  Paid  for:
Interest                          $0           $0           $0                $0
Taxes                             $0           $0           $0                $0
================================================================================

     The  accompanying  notes are an integral part of these financial statements

Supplemental  Non-cash  Disclosure:
In 1997, the shareholders paid $20,000 of organizational costs for the Company. The Company reimbursed the $20,000 by issuing 20,000,000 shares of common stock. In 1999, the Company issued 1,250,000 of its common stock for services valued at $12,500.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 1999 and 1998


NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     D P Charters, Inc., ( the Company ) is a Nevada corporation organized on December 18, 1997. The Company was formed to provide a charter yacht service from the Dana Point harbor located in Dana Point, Orange County, California but operations never commenced. It is the intent of management to raise capital in order to secure business operations.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The  computation  of  earnings  per  share  of common stock is based on the
weighted  average  number     of shares outstanding at the date of the financial
statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating losses totaling approximately $231,500 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.

    Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                                               December  31,
                                                         1999               1998
--------------------------------------------------------------------------------
NOL  carrryforward                                   $     78,710        $58,005
Valuation  allowance                                      (78,710)      (58,005)
Total                                                $          0        $     0

     f.   Organizational  Costs

   In 1997, the shareholders paid $20,000 in organizational costs. The Company reimbursed the shareholders by issuing 20,000,000 shares of common stock at $.001 par value. These costs were being amortized on a straight-line method over a 60 month period beginning January 1, 1998, however, during January 1999 the remaining balance was written off in connection with a change in accounting principle (See Note 5). These costs will be recovered only if the Company is able to generate a positive cash flow from operations.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 1999 and 1998

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)

     g.   Use  of  estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements and other assets involve extensive reliance on management s estimates. Actual results could differ from those estimates.

NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management s plan to raise additional funds to begin its intended operations.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

During 1999 and 1998, $10,000 and $58,500, respectively was paid in consulting fees to a company owned by shareholders of the Company.

During 1999, shareholders loaned the Company $13,000. The Company made payments of $3,000 on these loans and the balance payable at December 31, 1999 is $10,000.

During 1999, the Company advanced a shareholder $10,000. The balance of this receivable at December 31, 1999 is $10,000.

NOTE  5  -  Change  in  Accounting  Principles

During the year ended December 31, 1999, the Company changed its method of amortization of organizational costs in accordance with SOP 98-5 and expensed the remaining balance. The effect of this change was to decrease net income for the year ended December 31, 1999 by $12,000 ($0.00 per share).

NOTE  6  -  Stockholders  Equity

In January 1999, the Company issued 6,000 shares of its common stock for a subscription receivable of $600.

In April 1999, the Company issued 1,250,000 shares of its common stock for services valued at $12,500.