Form 10QSB
period 2000-03-31
DP CHARTERS INC/CA
filed 2000-05-03
CIK 1062720

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                                       AND

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER:  0-27131



                                DP CHARTERS, INC.
             (Exact name of Registrant as specified in its charter)




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

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  27,656,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00-FQ1) for the three months ended March 31, 2000.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     This Registrant is not presently pursuing its business plan, to seek an acquisition partner, for the reason that such activities are not timely. They are not timely because this Registrant must qualify itself for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that this Registrant become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of this Registrant on the OTCBB. It would be the policy of this Registrant to employ a consultant to seek a broker/dealer to become such a submitting market-maker in the common stock of this Registrant. Neither this Registrant, nor any of its affiliates, are Broker/Dealers or NASD members. Since this Registrant's common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of this Registrant's employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Registrant has no immediate need for current capital formation in its present stage from outside sources. This means that the Registrant expects to maintain its corporate and other filings and reports during the next twelve months. Our common stock is cleared for the Pink Sheets, but cannot be cleared for the OTCBB until its 1934 Act Registration shall have become effective, and cleared comments.

     The financial statements for the three months reflect minimal changes and no substantial corporate activity. No Revenues have been recorded. Legal and Professional expenses of $6,232 were incurred this quarter, as compared with $22,325 for the corresponding quarter of 1999. This current amount is also reflected as an account payable.

     There has been no substantial change in our financial condition or results of operations this quarter.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

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


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

        Exhibit 00-FQ1: Financial Statements (Un-Audited) March 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the March 31, 2000 indicated.

Dated:  March  31,  2000

                                DP CHARTERS, INC.
                                       by

/s/                         /s/
Kirt W. James               J. Dan Sifford, Jr.
president/director          secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-FQ1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                DP CHARTERS, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000

                                                          March 31,    December 31,
                                                           2000            1999
                                                        -----------  --------------
ASSETS
CURRENT ASSETS                                          $      996   $         996
Cash                                                           996             996
                                                        -----------  --------------
TOTAL CURRENT ASSETS
OTHER ASSETS                                                10,000          10,000
Accounts receivable                                         10,000          10,000
                                                        -----------  --------------
TOTAL OTHER ASSETS                                      $   10,996   $      10,996
                                                        ===========  ==============
TOTAL ASSETS

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                        $    6,232   $           0
Advance from shareholder                                    10,000          10,000
                                                        -----------  --------------
TOTAL LIABILITIES                                       $   16,232   $      10,000
                                                        ===========  ==============
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 27,656,000 shares,
   and 27,656,000 shares respectively                       27,656          27,656
Additional Paid-In Capital                                 205,444         205,444
Accumulater Equity (Deficit)                              (238,336)       (232,104)
                                                        -----------  --------------
Total Stockholders' Equity                                  (5,236)            996
                                                        -----------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $   10,996   $      10,996
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000


                                                                   From
                                                              Inception on
                                                              December 18,
                                        For the periods      1997 through
                                        ended March 31,          March 31,
                                       2000          1999         2000
                           -----------------  ------------  --------------
Revenues                   $              0   $         0   $           0
                           -----------------  ------------  --------------
Amortization                              0             0          (6,000)
Organizational costs                      0       (16,000)        (20,000)
Net Loss from Operations             (6,232)       (6,325)       (211,736)
Net Income (Loss)                   ($6,232)     ($22,325)      ($237,736)
                           =================  ============  ==============
Loss per Share                    ($0.00023)    ($0.00082)      ($0.00921)
                           =================  ============  ==============
Weighted Average
    Shares Outstanding           27,656,000    27,342,150      25,814,915
                           =================  ============  ==============

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                 On December 18, 1997, through December 31, 1997
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000


                                                       Additional   Accumulated      Total Stock-
                                  Common      Par      Paid-In      Equity         holders' Equity
                                  Stock       Value    Capital          (Deficit)      (Deficit)
                                  ----------  -------  -----------  -------------  -----------------
Common Stock issued at inception  20,000,000  $20,000  $         0  $          0   $         20,000
Sale of Common Stock               3,808,000    3,808      115,192             0                  0
Loss during 1997                           0        0            0          (152)                 0
                                  ----------  -------  -----------  -------------  -----------------
Balance at December 31, 1997      23,808,000   23,808      115,192          (152)           138,848
Sale of Common Stock               2,592,000    2,592       78,408             0                  0
Loss during 1998                           0        0            0      (191,527)                 0
                                  ----------  -------  -----------  -------------  -----------------
Balance at December 31, 1998      26,400,000   26,400      193,600      (191,679)            28,321
Sale of Common Stock                   6,000        6          594          (600)                 0
Sale of Common Stock               1,250,000    1,250       11,250             0                  0
Loss during 1999                           0        0            0       (39,825)                 0
                                  ----------  -------  -----------  -------------  -----------------
Balance at December 31, 1999      27,656,000  $27,656  $   205,444     ($232,104)  $            996
Loss during period ended
     March 31, 2000                        0        0            0        (6,232)                 0
                                  ----------  -------  -----------  -------------  -----------------
Balance at March 31, 2000         27,656,000   27,656      205,444      (238,336)            (5,236)
                                  ==========  =======  ===========  =============  =================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended March 31, 2000


                                                                                   From
                                                                               Inception on
                                                                               December 18,
                                                           For the perio        1997 through
                                                          ended March 31,         March 31,
                                                            2000        1999        2000
                                                -----------------  ----------  --------------
Operating Activities
Net Income (Loss)                                        ($6,232)   ($22,325)      ($237,736)
Less items not effecting cash:
shares issued for services                                     0           0          12,500
organization costs                                             0      16,000          20,000
Increase in payables                                       6,232           0           6,232
                                                -----------------  ----------  --------------
Net Cash from Operations                                     -0-      (6,325)       (199,004)
Cash Increase (Decrease) sale of Common Stock                  0           0         200,000
                                                -----------------  ----------  --------------
Net increase (decrease) in cash                                0      (6,325)            996
Beginning Cash                                               996      12,321               0
Cash as of Statement Date                       $            996   $   5,996   $         996
                                                =================  ==========  ==============

   The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  I  -  Summary  of  Significant  Accounting  Policies

a.     Organization

D P Charters, Inc., ("the Company") is a Nevada corporation organized on December 18, 1997. The Company was formed to provide a charter yacht service from the Dana Point harbor located in Dana Point, Orange County, California but operations never commenced. It is the intent of management to raise capital in order to secure business operations.

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

e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating losses totaling approximately $231,500 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.
Deferred tax assets and the valuation account is as follows at December 31, 1999 and March 31, 2000.

     March  31,     December  31,
                                2000         1999
---------------------------------------------------
     Deferred  tax  asset:
     NOL  carrryforward     $  80,828     $ 78,710
     Valuation  allowance     (80,828)     (78,710)
---------------------------------------------------
     Total                          0            0-

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

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended March 31, 1999 and 2000

NOTE  I  -  Summary  of  Significant  Accounting  Policies  (continued)
g.  Use  of  estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements and other assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE  2  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to begin its intended operations.

NOTE  3  -  Development  Stage  Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

During the first three months of 2000, during 1999 and 1998, $6,232, $10,000 and $58,500, respectively was accrued or paid in consulting fees to a company owned by shareholders of the Company.

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

NOTE  6  -  Stockholders'  Equity

In January 1999, the Company issued 6,000 shares of its common stock for a subscription receivable of $600.

In April 1999, the Company issued 1,250,000 shares of its common stock for services valued at $12,500.