Form 10KSB/A
DP CHARTERS INC/CA
filed 2000-06-23
CIK 1062720

FORM 10-K-SB-A1

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


34700  Pacific  Coast  Highway  #303,  Capistrano  Beach  CA               92624
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-9561

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:


                       Class-A Common Voting Equity Stock

                    27,656,000 Shares Issued and Outstanding

                                  June 22, 2000

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

                        Exhibit Index is found on page 21

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

                                  INTRODUCTION

     We filed our Registration Statement voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". As of this filing, that Registration has become effective but has not cleared final comments by the Staff of the Securities and Exchange Commission. Our common stock is not presently quoted on the OTCBB. Ours common stock is qualified for listing over the counter in the NQB "Pink Sheets"; however we do not believe that any of its shares ever traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. We wish to report and provide disclosure voluntarily, and will file periodic reports even in the event that we may not remain required to do so under the Exchange Act. If and when our 1934 Act Registration may be clear of comments by the staff, we Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of our common stock.

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

     FINDERS FEES FOR MANAGEMENT. No finder's fees will be payable to Management in connection with any forseeable reverse acetin. Management is identified with the principal shareholder. The Principal Shareholder's remaining share ownership following any reverse acquisition, and the Principal Shareholder might be expected to sell its controlling interest for consideration from the acquiring shareholders of the acquisition target. Depending on the quality of the target company, the principal shareholder may sell all, some or none of the control block, as matters for arm's length deal-making, when it comes to that stage. Such a sale of shares, if any, by affiliates, promoters or their transferees, to effect a change of control would not be entitled to reliance on Rule 144, but would result in the creation of new restricted securities under Rule 144(a), by its terms, and by analogy to Rule 145. This is because Rule 144 is not available for promoters or affiliates of blank check companies, as well as their transferees, and, therefore, any sales by them would have to be registered or qualify for an exemption available at the time of any proposed sale.
Additionally, the Principal Shareholder is the Principal Consultant and provides, has provided and may provide corporate services to the Registrant, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses to Management, Principal Shareholder, or affiliates, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------


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

SECONDARY TRADING. Our company has no present business and its plan is to seek and acquire productive assets. Secondary trading refers generally to the marketability to resell the securities of this Registrant, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to Section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally
"Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates of the Registrant. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

UNRESTRICTED SHARES OF COMMON STOCK. 27,656,000 shares are issued and outstanding. 7,656,000 shares are owned by non-affiliates of the Registrant and are believed to be unrestricted securities which could be sold without restriction of Rule 144. These 7,656,000 shares were issued pursuant to Rule 504 on or before April 6, 1999, and were not, when issued Restricted Securities, as defined by Rule 144(a).

     A blank check offering is an offering of securities by a company which, at the time of the offering, has no business or business plan other than to seek a business by merger or acquisition or other profitable combination. No promoter, officer, director or person engaged in management-type activity of this corporation has been involved in any blank check offerings. Our business plan has failed, however, such that now we have no present business and our plan is to seek and acquire productive assets. We have indicated that we may acquire or create a new business combination by acquisition for common stock.

      Any new shares issued by us for any acquisition would be new investment shares and restricted securities as defined by Rule 144(a) and with reference to Rule 145. This means that shares issued to the shareholders of an acquired company for any such acquisition would not be entitled to rely on Rule 144(e)(1), 144(e)(2) or 144(k) for resale no matter how long they may have held their stock or shares of the acquired entity, but that these acquisition shares, as new restricted securities, might not be resold in brokerage transactions unless such resales were registered pursuant to the Securities Act of 1933, or unless, at the time of any such proposed resale, an exemption from such registration for resale were available.

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

     In a business combination or transaction with an operating entity or other person, if stock of the registrant is given in exchange for cash or stock of another entity, the persons who receive the registrant's stock from the officers, directors, affiliates, promoters, or their transferees will themselves be "transferees".

      20,000,000 shares are held by affiliates of the Registrant. These shares are not presently entitled to reliance on Rule 144 for resale, and may not be entitled to resell their shares of the registrant for an indefinite future. It is the view of the Staff of the Securities and Exchange Commission that Rule 144 is not available for promoters or affiliates of blank check companies, as well as their transferees, either before or after any transaction with an operating entity or other person, and that any sales by them would have to be registered under the Securities Act of 1933, or qualify for an exemption available at the time of any proposed sale.

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

     PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. This Registrant's Management, Mr. James and Mr. Sifford, are the Officers and Directors of Intrepid International Ltd. a Nevada corporate subsidiary of Intrepid International, S.A. a Panama corporation. These two Intrepid officers and directors ar referred to collectively as the "Principal Shareholder" of this Registrant.

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

    Reference is made to Note 3,"Development Stage Company", of the Registrant's Audited Financial Statements: "The Registrant is a development stage company, as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues." After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. The Registrant has no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, its plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. The Registrant is not presently concentrating on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on this Registrant in its present condition, without businesses, revenues, or income producing assets.

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


                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

             The Remainder of this Page is Intentionally left Blank

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------


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

                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner       Actual            %  Attributed        %
                                            Shares               Shares
                                            Owned                Owned
------------------------------------------------------------------------------------
J. Dan Sifford, Jr. (1)                      2,500,000     9.04  20,000,000    72.32
62 Bay Heights Drive
Miami, Florida 33133
------------------------------------------------------------------------------------
Kirt W. James (1)                            2,500,000     9.04  20,000,000    72.32
24843 Del Prado #318
Dana Point CA 92629
------------------------------------------------------------------------------------
All Officers and Directors as a Group        5,000,000    18.08  20,000,000    72.32
==========================================  ==========  =======  ==========  =======
Laurencio Ja n O. (2)                                0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Teodoro F. Franco L. (2)                             0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
Leopoldo Kennion G (2)                               0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Intrepid International S.A. (1) (2)         15,000,000    54.24  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Total  Other 5% Owners  of the Registrant   15,000,000    54.24  20,000,000    72.32
Total Shares Issued and Outstanding         27,656,000   100.00  27,656,000   100.00
==========================================  ==========  =======  ==========  =======


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

     (2) The Ownership of the 15,000,000 is held by Intrepid International as a corporate asset and is not the personal asset of any of its Officers, Directors or shareholders. These Officers, Directors and Shareholders of the Panamanian Principal shareholders are the same three persons. Their names and percentage of ownership are Laurencio Ja n O. (50%), Teodoro F. Franco L. (50%), Leopoldo Kennion G. (0%). Please see Item 7 of this Part, Certain Relationships and
Related  Transactions  for  further  information.

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


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Intrepid International, S. A. ("Intrepid-Panama") is the principal shareholder of this Registrant. The Officers and Directors of this Registrant are affiliates of Intrepid-Panama. The principal shareholder was incorporated in the Republic of Panam in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, Intrepid-Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 Intrepid-Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with Intrepid-Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for Intrepid-Panama in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid International (US and/or Panama) is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

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

     Laurencio Jaen O., an original incorporator who has served as President and Director of Intrepid-Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Jaen was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world s largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

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

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.

     Exhibit      Table Category  /  Description of Exhibit     Page Number
    Table
      #
================================================================================
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
 3.1  Articles of Incorporation: DP Charters, Inc., a Nevada Corporation     22
 3.2  By-Laws: DP Charters, Inc.                                             25
================================================================================

dated:  June  22,  2000

                                DP CHARTERS, INC.
                                       by


/s/Kirt W. James       /s/J. Dan Sifford, Jr.
Kirt W. James          J. Dan Sifford, Jr.
President/Director     Secretary/Director

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

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

                               /s/ William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

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

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  December  16,  1997.


                                /s/J. Dan Sifford
                                 J. Dan Sifford
                                    Secretary

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