Form 10QSB
period 2000-06-30
DP CHARTERS INC/CA
filed 2000-07-07
CIK 1062720

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 27,656,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00-FQ1) for the three months ended June 30, 2000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) STATUS OF OUR FORM 10-SB. We filed a 1934 Act Registration which is currently effective, by operation of law, but which has not cleared comments by the Staff of the Commission. That registration statement is voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". This Registrant's common stock is not presently quoted on the OTCBB. The Registrant's common stock is qualified for listing over the counter in the "Pink Sheets"; however the Registrant does not believe that any of its shares ever traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily. This Registrant wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this Registrant will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the Registrant.

 (B) HISTORY AND RENEWAL OF OUR BUSINESS PLAN. This Corporation ("the Registrant") was duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Registrant later expanded its business plan to include the organization of scuba dive tours at various world locations.

     During October, November and December of 1997, the conceptual idea of establishing a charter boat operation in Southern California was discussed among the Registrant's Management, and with various friends and acquaintances. The decision to form a company to be funded by those in discussion was taken, based upon the expressed desire of the founders to fund the Registrant initially, pursuant to a private placement in reliance on Rule 504. The formal funding by founders was memorialized about January of 1998.

     Specifically, 20,000,000 shares were issued at par value to the Principal Shareholder, pursuant to Section 4(2) of the Securities Act of 1933. 6,400,000 shares (with warrants) were placed among 19 accredited investors, pursuant to Regulation D, Rule 504, promulgated by the Commission pursuant to Section 3(b) of the 1933 Act. All warrants have expired or been cancelled and are no longer of any further force or effect. Thereafter, in January and April 1999, 6,000 shares and 1,250,000 shares, respectively, were placed pursuant to Rule 504, in each case to a single sophisticated and knowledgeable investor. Each of the foregoing issuances were made, where applicable, to specific exemptions from registration pursuant to State Law.

     The Registrant had ambitious plans, at that time, to network through travel agencies, upon observing that none of the notable competitors were so networked. The Registrant's plans included the development of networking with firms marketing tour packages or tour clubs and firms which could utilize the Registrant's charter services as a value-added supplement to their Southern California operations. Emphasis was to be placed on identifying easy access to

Dana Point Harbor, twenty minutes from Orange County Airport, one hour from San Diego Airport or from Los Angeles International Airport. Arrangements with Dana Point were investigated and the feasibility of its use determined. Management further planned to make its services known to the American Association of Retired Persons, which organization accounts for nearly 500,000 members touring Southern California during the off-season. Plans were made to join the Dana Point Chamber of Commerce, which would provide a cost-free listing in the California tourism magazine and information data-base, with circulation of just under one million copies in six counties and automatic posting with all major hotels throughout the State of California. Plans were made for an Internet web-page, linked to that of the Dana Point Chamber of Commerce.

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

     As a result of the poor timing of events, from the Registrant's point of view, the Registrant was unable to consummate the acquisition of the boats and was forced to abandon its original business plan. After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. From that date, until about June 30, 2000, we remained dormant without direction as to our business plan, and concentrated on Registering our common stock under section 12(g) of the Securities Exchange Act of 1934.

     During late June, of this year, our management began evaluating the possibility of renewing our original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California. The Registrant later expanded its business plan to include the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition.

     We    may  be  the  subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, the business plan of this Registrant is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this Registrant for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon the present condition of this Registrant.

     During late June, of this year, our management began evaluating the possibility of renewing our original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California, and the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition. A decision by management is expected in July of this year, definitively, whether to proceed with such renewal.

 (C) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. This Registrant has been pursuing either its original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California, and the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition, or its default plan to seek an acquisition partner. The decision was not timely for the reason that we must qualify for quotation on the Over the Counter Bulletin Board ("OTCBB") before we can either raise funds to renew our original plan or enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that this Registrant become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of this Registrant on the OTCBB. It would be the policy of this Registrant to employ a consultant to seek a broker/dealer to become such a submitting market-maker in the common stock of this Registrant. Neither this Registrant, nor any of its affiliates, are Broker/Dealers or NASD members. Since this Registrant's common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of this Registrant's employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

     This Registrant is not ready to search for or to consider any specific acquisition target. The reason for this is its inclination to renew and resurrect its original business plan.

     The process of renewing our original business plan is not conceptually difficult, but may be somewhat more expensive that our original arrangements, for the reason that the acquisition of boats may not be achievable on the terms originally arranged. We had made tentative arrangements to acquire boats from a provider in Norway, which had acquired them in foreclosure of a lien, but had no profitable operation in which to use them. The concept was to acquire the boats for stock, but the arrangement called for the common stock of the Registrant's achieving acceptance for quotation on the OTC Bulletin Board. It is possible that we may be able to acquire boats for stock on substantially similar arrangements. It is possible and forseeable that some or all cash, or secured notes may be the only way we can acquire boats now.

      During 1998, the Registrant paid a consulting fee to the Norwegian group for a joint marketing, advertising and referral program to bring northern European tourists to Southern California's sport fishing market. During 1998 arrangements were made with scuba diving tour group leaders in Florida and Mexico, for possible dive tours in the Florida Keys, the Great Barrier Reef of Australia, the Island of Cozumel off the Yucatan Peninsula of Mexico, and the seas off Egypt. These arrangements are deemed viable for renewal.

     Management had determined that to renew our business plan, we would need to develop new supplemental funding of approximately $250,000. We are now engaged in discussions with our existing shareholders and other investors known to management to be regular investors in start-up ventures, to determine potential interest in funding a renewal of our program.


 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The financial statements for the three months and six months ended June 30, 2000, reflect minimal changes and no substantial corporate activity. No Revenues have been recorded. Legal and Professional expenses were incurred this quarter, in connection with our continuing efforts to complete our 1934 act registration. We have no other operating expenses to disclose, and none other were incurred during the last six months. There has been no substantial change in our financial condition or results of operations this quarter.

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


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit  00-FQ1:  Financial  Statements  (Un-Audited)  June  30,  2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the June 30, 2000 indicated.


Dated:  June  30,  2000

                                DP CHARTERS, INC.
                                       by


/s/ Kirt W. James            /s/ J. Dan Sifford, Jr.
    Kirt W. James              J. Dan Sifford, Jr.
    president/director           secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-FQ1

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                DP CHARTERS. INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                 And the three month period ended June 30, 2000

                                                          June 30,    December 31,
                                                            2000            1999
                                      ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      996   $         996
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .         996             996
OTHER ASSETS
Accounts receivable. . . . . . . . . . . . . . . . . .      10,000          10,000
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .      10,000          10,000
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $   10,996   $      10,996
===================================================================================
                       LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $   22,734   $           0
Advance from shareholder . . . . . . . . . . . . . . .      10,000          10,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $   32,734   $      10,000
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 27,656,000 shares,
   and 27,656,000 shares respectively. . . . . . . . .      27,656          27,656
Additional Paid-In Capital . . . . . . . . . . . . . .     205,444         205,444
Accumulater Equity (Deficit) . . . . . . . . . . . . .    (254,838)       (232,104)
Total Stockholders' Equity . . . . . . . . . . . . . .     (21,738)            996
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $   10,996   $      10,996
===================================================================================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS. INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                    For the year ended December 31, 1999 and
                    The periods ended June 30, 1999 and 2000

                                                              From
                                                          Inception on
                                                          December 18,
                                      For the periods.   1997 through
                                       ended June 30, .      June 30,
                                     2000          1999        2000
Revenues . . . . . . . . .  $           0   $         0   $         0
Amortization . . . . . . .              0             0        (6,000)
Organizational costs . . .              0       (16,000)      (20,000)
Net Loss from Operations .        (22,734)       (6,325)     (228,238)
Net Income (Loss). . . . .       ($22,734)     ($22,325)    ($254,238)
======================================================================
Loss per Share . . . . . .      ($0.00082)    ($0.00082)    ($0.00985)
======================================================================
Weighted Average
    Shares Outstanding . .     27,656,000    27,342,150    25,814,915
----------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS. INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                On December 18, 1997, through December 31, 1997,
                 For the years ended December 31, 1998 and 1999
                   And for the six months ended June 30, 2000

                                                            Additional    Accumulated      Total Stock-
                                  Common        Par           Paid-In        Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)          (Deficit)
---------------------------------------------------------------------------------------------------------
Common Stock issued at inception  20,000,000  $     20,000  $           0  $        0   $         20,000
Sale of Common Stock . . . . . .   3,808,000         3,808        115,192           0                  0
Loss during 1997 . . . . . . . .           0             0              0        (152)                 0
Balance at December 31, 1997 . .  23,808,000        23,808        115,192        (152)           138,848
Sale of Common Stock . . . . . .   2,592,000         2,592         78,408           0                  0
Loss during 1998 . . . . . . . .           0             0              0    (191,527)                 0
Balance at December 31, 1998 . .  26,400,000  $     26,400  $     193,600   ($191,679)  $         28,321
Sale of Common Stock . . . . . .       6,000             6            594        (600)                 0
Sale of Common Stock . . . . . .   1,250,000         1,250         11,250  $       (0)                 0
Loss during 1999 . . . . . . . .           0             0              0     (39,825)                 0
Balance at December 31, 1999 . .  27,656,000  $     27,656  $     205,444   ($232,104)  $            996
Loss during period ended
     June 30, 2000 . . . . . . .           0             0              0     (22,734)                 0
Balance at June 30, 2000 . . . .  27,656,000  $     27,656  $     205,444   ($254,838)          ($21,738)

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS. INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                    For the year ended December 31, 1999 and
                    The periods ended June 30, 1999 and 2000

                                                                                 From
                                                                             Inception on
                                                                             December 18,
                                                            For the periods 1997 through
                                                            ended June 30,      June 30,
                                                           2000        1999       2000
------------------------------------------------------------------------------------------
  Operating Activities
  Net Income (Loss). . . . . . . . . . . . . . .       ($22,734)   ($22,325)   ($254,238)
  Less items not effecting cash:
  shares issued for services . . . . . . . . . .              0           0       12,500
  organization costs . . . . . . . . . . . . . .              0      16,000       20,000
  Increase in payables . . . . . . . . . . . . .         22,734           0       22,734
  Net Cash from Operations . . . . . . . . . . .            -0-      (6,325)    (199,004)
  Cash Increase (Decrease) sale of Common Stock.              0           0      200,000
  Net increase (decrease) in cash. . . . . . . .            -0-      (6,325)         996
  Beginning Cash . . . . . . . . . . . . . . . .            996      12,321          -0-
  Cash as of Statement Date. . . . . . . . . . .  $         996   $   5,996   $      996

   The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended June 30, 1999 and 2000

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

e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating losses totaling approximately $231,500 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.
Deferred tax assets and the valuation account is as follows at December 31, 1999 and June 30, 2000.

                             June  30,     December  31,
                                2000           1999
     Deferred  tax  asset:
     NOL  carrryforward     $  80,828     $  78,710
     Valuation  allowance     (80,828)     (78,710)
---------------------------------------------------
     Total                          0            0

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

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
         December 31, 1999 and the periods ended June 30, 1999 and 2000

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