Form 10KSB/A
DP CHARTERS INC/CA
filed 2000-08-08
CIK 1062720

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                                DP Charters, Inc.
                        34700 Pacific Coast Highway, #303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                 FORM 10-K-SB-A2

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

                                 August 7, 2000

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

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

                        Exhibit Index is found on page 21

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            8

Item  3.  Legal  Proceedings                                                   9

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          9

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters              10
                                                                              11

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation       12

Item  7.  Financial  Statements                                               16

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          16

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            17

Item  10.  Executive  Compensation                                            18

Item  11.  Security  Ownership  of  Certain  Beneficial
           Owners  and Management                                             19


Item  12.  Certain  Relationships  and  Related  Transactions                 20

Item  13.  Exhibits,  Financial  Statement  Schedules,
 and Reports on Form 8-K                                                      22
      (a)  Financial  Statements                                              22
      (b)  Form  8-K  Reports                                                 22
      (c)  Exhibits                                                           22

                                     PART I

                                  INTRODUCTION

     We filed our Registration Statement voluntarily pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". As of this filing, that Registration has become effective but has not cleared final comments by the Staff of the Securities and Exchange Commission.

     This Form 10-KSB for 1999 is now amended to conform to changes in our Form 10-SB suggested by the Staff of the Commission. Please see Item 5(e) for the revised discussion.

     Our common stock is not presently quoted on the OTCBB. Our common stock is qualified for listing over the counter in the NQB "Pink Sheets"; however we do not believe that any of our shares ever traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about us be reported periodically to the Commission and be and become information that the public can access easily. We wish to report and provide disclosure voluntarily, and will file periodic reports even in the event that we may not remain required to do so under the Exchange Act. If and when our 1934 Act Registration may be clear of comments by the staff, we will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of our common stock.

     Our corporation may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock of this corporation at that time. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition.


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. This Corporation (stated as "we, us, and our") was duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations.

     During October, November and December of 1997, the conceptual idea of establishing a charter boat operation in Southern California was discussed among the Management, and with various friends and acquaintances. The decision to form a company to be funded by those in discussion was taken, based upon the expressed desire of the those founders to fund us initially, pursuant to a private placement in reliance on Rule 504. The formal funding by founders was memorialized about January of 1998.

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

     We had ambitious plans, at that time, to network through travel agencies, upon observing that none of the notable competitors were so networked. Our plans included the development of networking with firms marketing tour packages or tour clubs and firms which could utilize our charter services as a value-added supplement to their Southern California operations. Emphasis was to be placed on identifying easy access to Dana Point Harbor, twenty minutes from Orange County Airport, one hour from San Diego Airport or from Los Angeles International Airport. Arrangements with Dana Point were investigated and the feasibility of our use determined. Management further planned to make our services known to the American Association of Retired Persons, which organization accounts nearly 500,000 members touring Southern California during the off-season. Plans were made to join the Dana Point Chamber of Commerce, which would provide a cost-free listing in the California tourism magazine and information data-base, with circulation of just under one million copies in six counties and automatic posting with all major hotels throughout the State of California. Plans were made for an Internet web-page, linked to that of the Dana Point Chamber of Commerce.

     All of these intentions, and the best laid plans of Management, were dependant, however, upon securing boats and/or participating boat owners or providers, so that the services could be offered.

     On or about March 5, 1998 and continuing through September, tentative arrangements were reached to acquire boats from a provider in Norway, which had acquired them in foreclosure of a lien, but had no profitable operation in which to use them. The concept was to acquire the boats for stock, but the arrangement called for our common stock to achieve acceptance for quotation on the OTC Bulletin Board. During 1998, we paid a consulting fee to the Norwegian group for a joint marketing, advertising and referral program to bring northern European tourists to Southern California's sport fishing market. During 1998 arrangements were made with scuba diving tour group leaders in Florida and Mexico, for possible dive tours in the Florida Keys, the Great Barrier Reef of Australia, the Island of Cozumel off the Yucatan Peninsula of Mexico, and the seas off Egypt.

     By the end of June, 1998, our then current unaudited financial statements, indicated a net loss from operations of $155,544.00, $102,470.00 of which represented consulting fees directed to Norway. Our ability to launch was yet dependent upon OTC Bulletin Board acceptance, and comments between the NASD Staff and NASD submitting members were on-going. Delay due to NASD Commenting period for start-up companies was not deemed unusual by management, but shortly before the review of the last set of Comments, the NASD changed its rules for acceptability for new applicant submitter to the effect that the class of common stock to be quoted must have been registered under the Securities Exchange Act of 1934 Act, or we must have made an offering under the Securities Act of 1933, such that the applicant have a Commission file number and actually file and remain current in filing our financial statements with the Commission, and be accessible to the public. Accordingly, the NASD responded to the final set of Comments by qualifying our common stock for quotation on the Pink Sheets, but not on the OTCBB.

     As a result of the poor timing of events, from our point of view, we were unable to consummate the acquisition of the boats and was forced to abandon our original business plan. After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999.

     After abandoning our business plan, it became a company whose business plan was to find a profitable business combination. As a practical matter, we are required to register our common stock pursuant to Section 12(g) of the 1934 Act and to pursue acceptance for quotation on the OTCBB if it is to have any chance to compete with other issuers or registrants, for business combinations by reverse acquisition. There are no lock-up or shareholder pooling agreements between or among shareholders of DP Charters. All shares are owned and controlled independently by the persons to whom they are issued. We have no Internet address.

      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B) BUSINESS OF THE REGISTRANT. We have no present business or business plan. It is a potential candidate for business combination, most likely in the form of a reverse acquisition or similar transaction.

     CONSULTANTS. We have only a single consultant, namely its the United States subsidiary of our principal shareholder, Intrepid International Ltd., a Nevada Corporation. Information about the Principal Shareholder, and its Nevada United States subsidiary is found later in this Registration Statement. The U.S. management of that subsidiary serves as the management of us. No other consultants are presently engaged nor are there any plans to retain any consultants currently or for the foreseeable future. The Norwegian consultants previously mentioned were specific to the previous business plan, now abandoned, and maintain no relationship to us or any of our affiliates. It is, of course, conceivable that should a target business be acquired, one or more consultants may be sought out by the management of the acquired entity, following a change of control. As of this time, there is no basis upon which Management could base anything more than mere speculation as to what manner of consultants, what criteria for seeking or selecting consultants, or what term of service any such consultant might require; for the reason that all such consideration would be matters before the Management only after a change of control which would result from a reverse acquisition. Neither Management, nor the Principal Shareholder, nor Officers, nor Directors or affiliates have regularly used any particular consultants on a regular basis.

     NO PRESENT ACQUISITION ACTIVITIES. We have not presently pursuing our business plan, for the reason that such activities are not timely. They are not timely because we must qualify ourselves for quotation on the Over the Counter Bulletin Board ("OTCBB") before wet can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that we become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of us on the OTCBB. It would be our policy to employ a consultant to seek a broker/dealer to become such a submitting market-maker in our common stock. Neither us, nor any of our affiliates, are Broker/Dealers or NASD members. Since our common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of us employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission and the due diligence investigation and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

     GENERAL INFORMATION ABOUT PROBABLE FUTURE ACQUISITIONS. Notwithstanding the conclusion and report that searching for possible acquisition targets is premature, we can and will now disclose and report our general intentions and policies, with respect to probable future acquisitions.

     LIMITED SCOPE AND NUMBER OF POSSIBLE ACQUISITIONS: We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology. Of course, because of our limited resources, the scope and number of suitable candidate business ventures available will be limited accordingly, and most likely we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition because of limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another. To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we may incur further risk due to the failure of the target's management to have proven our abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to prove or predict profitability.

     LOAN FINANCING NOT ANTICIPATED. There are no foreseeable circumstances under which loan financing will be sought or needed by us, other than possible advances by our Principal Shareholder, at any time before we may identify and commit ourselves to an acquisition candidate. At such time, if any, such loan financing would be secured on the basis of the that acquisition by and with the owners of the acquisition target. In the absence of any present probability of acquisition, no further information can be offered at this time.

     REPORTING UNDER THE 1934 ACT. We have become a 1934 Act Reporting Company, by operation of law due the passage time since our initial filling. As of the date of this amended filing, we have has not cleared comments of the Staff of SEC. As a 1934 registrant, we are required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of our fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information. There are other reporting obligations of a 1934 Act registered company, including periodic reports of activities by significant shareholders.

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

     PROBABLE INDUSTRY SEGMENTS FOR ACQUISITION. While we may consider proposals from a wide variety of business segments, Management is aware that high-technology and new communication technologies, internet and information services, are an area of current interest. Management feels that it is most likely that a business combination candidate will be selected in these industry segments. This present inclination of management may change, as pubic and market interests may change, and is not a formal policy or commitment of us. Due to circumstances unique to us, it is not in a position to consider any specific proposal for the use of us in reverse merger transactions, for the reason that it is not now qualified for quotation on the OTC Bulletin Board, and will not be, if at all, for an indeterminant number of months. There is no present or foreseeable potential that we will acquire a target business or company in which our present management or principal shareholder, or affiliates, have an ownership interest. Consideration has been given to corporate policy in this regard, and it has been determined not to permit any transaction in other than an arm's length acquisition of business assets owned and controlled by unrelated third party interests. The basis for this policy is two fold: first, that related party transactions are unnecessary in the judgment of management and involve risks not necessary to invite; and second that related party transactions do not offer the potential profitability for shareholders, that management believes exists presently in the market place for public issuers amenable to reverse/merger transactions.

     FINDERS FEES FOR MANAGEMENT. No finder's fees will be payable to Management in connection with any forseeable reverse acetin. Management is identified with the principal shareholder. The Principal Shareholder's remaining share ownership following any reverse acquisition, and the Principal Shareholder might be expected to sell our controlling interest for consideration from the acquiring shareholders of the acquisition target. Depending on the quality of the target company, the principal shareholder may sell all, some or none of the control block, as matters for arm's length deal-making, when it comes to that stage. Such a sale of shares, if any, by affiliates, promoters or their transferees, to effect a change of control would not be entitled to reliance on Rule 144, but would result in the creation of new restricted securities under Rule 144(a), by its terms, and by analogy to Rule 145. This is because Rule 144 is not available for promoters or affiliates of blank check companies, as well as their transferees, and, therefore, any sales by them would have to be registered or qualify for an exemption available at the time of any proposed sale.
Additionally, the Principal Shareholder is the Principal Consultant and provides, has provided and may provide corporate services to us, billable hourly in an established and customary manner. No finders fees, commissions or other bonuses to Management, Principal Shareholder, or affiliates, for securing or in connection with any acquisition, will be paid or payable, as a matter of both current economic conditions and corporate policy. Management has determined that in its view of the current market for such transactions, such fees or bonuses are not justifiable.

     DISCRETION TO ALLOCATE OPPORTUNITIES. It is disclosed here and elsewhere, that the Management of us is also the Management of our Principal Shareholder, and that the Principal Shareholder has other businesses than the Management of us. Those other business activities include providing professional consulting services to other public or private corporations in which the principal shareholder and our officers are not involved directly in management, as officers, directors or principal shareholders. Mr. Sifford and Mr. James, or either of them, may from time to time serve as interim officers of other corporations. Some clients of Intrepid International are, from time to time, corporations which have failed to achieve previous business goals, or which have engaged in businesses which have failed or been abandoned. Accordingly, it is inherent in this relationship that Management and the Principal Shareholder may be in a position to introduce one or more business opportunities to this the shareholder of us, or to direct such opportunities to other business interests, private or public corporations, or unrelated investors. This is an inherent potential conflict of interest which may or may not become material in the future. At present, no acquisition is probable or reasonably practical.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) GOVERNMENT REGULATION. There are no issues of government regulation unique to us or our business.

(E) COMPETITION. Other better capitalized firms are engaged in the search for acquisitions or business combinations which firms may be able to offer more and may be more attractive to acquisition candidates. We have not yet become a present candidate for reverse acquisition transactions, for the reasons previously stated. It may become so in the future, and becoming so when we can is our business plan. It is doubtful whether any such transaction could be anticipated in the next twelve months. There is no compelling reason why we should be preferred over other reverse-acquisition public corporation candidates. It has no significant pool of cash nor can offer any capital formation incentive for our selection. We have a limited shareholder base insufficient for acquisition target wishing to proceed for application to NASDAQ. In comparison to other "public shell companies" we are unimpressive, in the judgement of management, and totally lacking in unique features which would make it more attractive or competitive that other "public shell companies". While management believes that the competition of other "public shell companies" is intense and growing, it has no basis on which to quantify our impression. Please See the Item 6 of part II, Management Discussion and Analysis, for more information and disclosure.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our Common Stock is cleared for quotation Over the Counter on the Pink Sheets, only recently. To the best of the Registrant's knowledge and belief, there has been no market activity, buying or selling, of the common stock of this Registrant, in brokerage transactions.

 (B)  HOLDERS.  There  are  presently  53  shareholders of the our common stock.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) REVERSE ACQUISITIONS. A reverse acquisition of a target business or company would be expected to involve a change of control of us, and the designation of new management. Our financial statements would become largely unreflective of the true condition of us after such an acquisition. Shareholder approval would be solicited, pursuant to the laws of the State of Nevada, to approve the acquisition, change of control, and any material corporate changes incidental to our reorganization. In connection with the solicitation of shareholder approval, whether or not proxies are solicited, we would provide shareholders with the fullest possible disclosure of all information material to shareholder consideration, and such disclosure would include audited financial statements of the target entity, if available. If shareholder approval is sought in advance of audited financial statements of an acquisition target, the authority of management to consummate any transaction would be contingent on a proper audit of the target meeting the criteria of any un-audited information relied upon by shareholders.

 (E) SECONDARY TRADING. It is the view of the Staff of the Securities and Exchange Commission that Rule 144 is not available for promoters or affiliates of blank check companies, as well as their transferees, either before or after any transaction with an operating entity or other person, and that any sales by them would have to be registered under the Securities Act of 1933, or qualify for an exemption available at the time of any proposed sale.

     Our company has no present business and our plan is to seek and acquire productive assets. A blank check offering is an offering of securities by a company which, at the time of the offering, has no business or business plan other than to seek a business by merger or acquisition or other profitable combination. No promoter, officer, director or person engaged in management-type activity of this corporation has been involved in any blank check offerings. Our business plan has failed, however, such that now we have no present business and our plan is to seek and acquire productive assets. Even though we have never made a blank check offering, we are now considered a blank check company in our present condition. We have indicated that we may acquire or create a new business combination by acquisition for common stock.

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

     In a business combination or transaction with an operating entity or other person, if stock of the registrant is given in exchange for cash or stock of another entity, the persons who receive the registrant's stock from the officers, directors, affiliates, promoters, or their transferees will themselves be transferees .

     Secondary trading refers generally to the marketability to resell resale of our securities and is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to Section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally "Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to our non-affiliates. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

      20,000,000 shares are held by our affiliates. These shares are not presently entitled to reliance on Rule 144 for resale, and may not be entitled to resell their shares of the registrant for an indefinite future, unless registered under the Securities Act of 1933, or qualify for an exemption available at the time of any proposed sale. It is the view of the Staff of the Securities and Exchange Commission that Rule 144 is not available for promoters or affiliates of blank check companies, as well as their transferees, either before or after any transaction with an operating entity or other person, and that any sales by them would have to be registered under the Securities Act of 1933, or qualify for an exemption available at the time of any proposed sale.

     27,656,000 shares are issued and outstanding. 7,656,000 shares are owned by our non-affiliates and are believed to be unrestricted securities which could be sold without restriction of Rule 144. These 7,656,000 shares were issued pursuant to Rule 504 on or before April 6, 1999, and were not, when issued
Restricted  Securities,  as  defined  by  Rule  144(a).

OPTIONS AND DERIVATIVE SECURITIES. We have no outstanding options or derivative securities. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock.

RISKS OF "PENNY STOCK." Our common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock share stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section  15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the Blue Sky laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities of companies, like us, whose business is to seek an uncertain profitable business combination at some future time. We have taken no action to register or qualify our common stock for resale pursuant to the Blue Sky laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States and may be subject to civil or criminal penalties.


(F)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

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


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. We were duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations. After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.

     PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Management, Mr. James and Mr. Sifford, are the Officers and Directors of Intrepid International Ltd. a Nevada corporate subsidiary of Intrepid International, S.A. a Panama corporation. These two Intrepid officers and directors ar referred to collectively as our "Principal Shareholder".

     We are not presently pursuing our business plan, for the reason that such activities are not timely. They are not timely because we must qualify ourselves for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that we become a reporting company pursuant to this 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of our common stock on the OTCBB. It would be our policy to employ a consultant to seek a broker/dealer to become such a submitting market-maker in our common stock. Neither us, nor any of our affiliates, are Broker/Dealers or NASD members. Since our common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of us employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for our common stock. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless our common stock may be quoted on the OTCBB.

     We are not ready to search for or to consider any specific acquisition target. It does not expect to be able to begin consideration of any acquisitions for four to six months. We cannot expect to identify or commit ourselves to any acquisition within the next twelve months, or perhaps longer for the following reasons. It is not our policy or practice, our Management or Principal Shareholder to advertise, or travel in search of possible targets. We do not command the capital or liquidity with which to conduct such a search, and does not expect to be able to engage in any capital formation or loan funding activities for that purpose. While incidental advances by the Principal Shareholder for corporate maintenance, filing fees, legal and professional, and auditing are foreseeable, the Principal Shareholder has no intention of general funding or funding search, advertising or other promotion us. Accordingly, our future prospects are likely to await such serendipitous referral or introduction as may lead to conversations with potential target businesses. The search for a profitable business combination, accordingly, must be understood as an essentially passive one, relying mostly on word of mouth. It is possible that business brokers or promoters may at some point approach management with a proposal. No estimate can be made when and if such a passive search might yield an acquisition target.

     When and if a probable acquisition target may be identified, or may identify ourselves, Management will conduct extensive due diligence and evaluation of the target, based upon the financial statements of an acquisition target, our forseeable requirements for capital, and realistic potential of the target to attract the capital we may require, and management's evaluation of our ability to achieve our plan for profitability. No acquisition would be made if Management were not satisfied that our plan for profitability and viability were sound and in the interests of shareholders. We will continue our evaluation of opportunities until an attractive business combination is accomplished, no matter how long it may take.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no immediate need for current capital formation in our present stage from outside sources. This means that we expect to maintain our corporate and other filings and reports during the next twelve months.

     Reference  is  made  to  Note  2,  Going  Concern, of our Audited Financial
Statements: "The Registrant is dependant upon raising capital to continue operations. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty. It is management's plan to raise additional funds to begin our operations." We would be dependent on the acquisition of assets and businesses to commence business operations. We are not dependant on additional funds to conduct our investigation and selection of a profitable business combination. Management cannot plan such capital formation as may be appropriate for an acquired business before selection of and combination with such a business. It is to be expected that following the firm agreement to combine, some capital raising program would be necessary, but any such program would be offered to investors based upon the assets and businesses to be acquired, and not on us in our present condition, without businesses, revenues, or income producing assets.

     Reference is made to Note 3, Development Stage Company, of the Registrant's Audited Financial Statements: "The Registrant is a development stage company, as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of our efforts in raising capital and developing our business operations in order to generate significant revenues." After some unsuccessful efforts to launch operations, the original business plan was abandoned, on or about May 15, 1999. We have no present business or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. Accordingly, our plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. We are not presently concentrating on selecting a business combination candidate. No current fund raising programs are being conducted or contemplated before merger, acquisition or combination is announced, and then any such capital formation would be offered to investors based upon the assets and businesses to be acquired, and not on us in our present condition, without businesses, revenues, or income producing assets.

     In the event, consistent with the expectation of management, that no combination is made within the next twelve to eighteen months, we may be forced to effect some advances from our Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required, when and if this 1934 Act registration is clear of comments by the SEC Staff. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation.

     As reflected in our Financial Statements, provided with this Registration Statement, it has not been necessary for any shareholder to advance operational funds to us.

SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B)  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION.

       (I) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. This Corporation has had no revenues since our inception in December of 1997. Our attempt to commence operations failed and was abandoned on May 15, 1999. Our expenses of $156,559, for the five months ended May 31, 1998, and $191,679 for the twelve months ended December 31, 1998, are not considered indicative of maintenance expenses for the next six to twelve months, but reflected attempts to secure rights and assets for our former and abandoned business plan, and unusual legal expenses in connection with due diligence investigation and disclosure in connection with submission to the NASD for quotation on the Bulletin Board, the OTCBB, in the context of the NASD rule changes. As an incidental result of the NASD Rule changes our common stock is allowed to be quoted over the counter in the "Pink Sheets", but will not be qualified for the OTCBB until this 1934 Registration has been cleared of comments by the SEC Staff. Our expenses for 1999 were $27,825, consisting substantially of general and administrative expenses, which included legal and professional expenses, mainly for the preparation of this 1934 Act Registration. During 1999, we changed our method of amortization of organizational costs in accordance with current accounting principles and expensed the remaining balance, with the effect of a $12,000 charge. During 1999, $10,000 was paid to our principal consultant as fees for services on a time/hour/fee basis. During 1999, we received shareholder loans of $13,000 of which $3,000 was repaid in 1999. During 1999 we advanced $10,000 to a shareholder. This advance was a receivable as of the end of 1999.

          It is noted that the total expenses for the three months ended March 31, 1999, and the six months ended June 30, 1999, are the same figure, $7,325; and for the nine months ended September 30, 1999 are $27,325; and it is further noted, that figure includes the amortization of organizational expenses of $16,000. Management estimates that the expenses needed to carry us through an ultimate reorganization, over and above current cash, to be not more than $20,000.00, which funding, if needed, would be used to defer legal and auditing and accounting, and incidental filings with the Commission, and with any States in which the parties are domiciled.

          We retained a firm named Capital Relations and Management to assist in initial submission to the OTCBB, paying a fixed fee of $2,500 for that service. Capital Relations and Management is not an affiliate of us of or our Principal Shareholder. Capital Relations submitted our disclosure documents to National Capital, LLC, which market maker duly submitted for permission to quote to the NASD. Before clearing comments, the NASD effected its rule changes, with the result that our common stock was cleared for the Pink Sheets, but cannot be cleared for the OTCBB until our 1934 Act Registration shall have, and cleared comments by the SEC Staff. We have not, and will not, take other affirmative steps to encourage or request any broker-dealer to act as a market maker for our securities.

       (II) FUTURE PROSPECTS. We cannot predict when, if ever, we will participate in a business opportunity in view of our limited resources, and competitive disadvantages with respect to other public or semi-public Registrants. Such a forward looking statement must be recognized as such. Unexpected events, changes in market conditions, loss of experienced management personnel, and the like, certainly require that management's expectations be evaluated in the light of the basis for such forward looking statements. There are no guaranties of success at any stage. Nor, can we predict when or whether our 1943 Act Registration will be cleared of comments by the Staff of the SEC.

 (C) REVERSE ACQUISITION CANDIDATE. We are is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of us at such time. This would likely take the form of a reverse acquisition. That means that we would likely acquire businesses and assets for stock in an amount that would effectively transfer control of us to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by us in form, but would be an acquisition of us in substance. Capital formation issues for the future of us would arise only when targeted business or assets have been identified. Until such time, we have no basis upon which to propose any substantial infusion of capital. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of our common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition.


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

     None.


             The Remainder of this Page is Intentionally left Blank

                                    PART III



    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are our Directors, having taken office from our inception, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     J. Dan Sifford, Jr., age 61, has been our President since inception, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation
Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.

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

     Of these last mentioned companies, he is currently serving in our company, in Ecklan Corporation, in Oasis 4th Movie Project, in Richmond Services, Inc, and in NetAir.com, Inc.

     Kirt W. James, age, 42, our Secretary-Treasurer, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially in active. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years:
Earth  Industries,  Inc.,  EditWorks, Ltd., Market Formulation & Research, Inc.,

Mex Trans Seafood Consulting, Inc., and North American Security & Fire. He is also an Officer and Director of Oasis 4th Movie Project, an operating non-trading company.

     There are no persons who are officers or directors, other than the foregoing, whose activities have been or are material to the operations of us. The present Officers and Directors spend an insubstantial amount of time on the activities of our company. There are no arrangements, agreements or understandings between non-management shareholders and management, under which non-management shareholders or other persons may directly or indirectly participate in or influence the management of the affairs of us. There are no agreements or understandings for any officer or director to resign at the request of another person.

     Our Officers and Directors are the Officers and Directors of Intrepid International Ltd. of Nevada, the United States Subsidiary of Intrepid International S.A. of Panama, the Principal Shareholder. The principal business of the United States Subsidiary is the performance of Corporate Services on a time-fee basis. It is foreseeable, but not presently intended, nor is it the normal practice, that these Officers and Directors may serve as interim management of other companies in their development stage. Intrepid does participate from time to time in the organization of companies intending to make offerings of unregistered securities, in connection with actual businesses ventures.

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


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Each of the two Officer/Directors have been issued 2,500,000 new investment shares of common stock, each for present service and incentive purposes, in connection with, and as a part of the initial issuance of 20,000,000 shares to founders for organizational costs, and valued at $20,000.00 (par value). As indicated in Items 4 and 5 immediately preceding, the names of those officers and directors receiving these shares are Kirt W. James, and J. Dan Sifford, Jr. No other compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity. There is no market for our shares. It is not possible to derive a "fair market value" for this share ownership based upon any market. The Management shares were issued in 1997 at par value. The actual value of this ownership would ripen if, and only if, we could achieve profitability by acquisition of assets or businesses. It was not the intention us for our shares to trade on the Pink Sheets. During the period of comments for the OTC Bulletin board, the rules having changed, our common stock was cleared for the Pink Sheets by default. We believe that no actual quotations of bid or ask are current. It is, however useful to us to remain qualified for the Pink Sheets, in as much as the procedure for moving from the Pink Sheets to the OTCBB is less taxing than an original submission. Accordingly, the shares of our common stock owned by officers and directors is deemed to have no present public trading, nor have ever had any public trading value. Inasmuch as the 20,000,000 shares were issued in October 1997 for organizational services valued at $20,000.00, the value attributed to the shares provided to the Officers therefore would be $2,500.00 each.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner. . .  Actual        %      Attributed        %
                                            Shares                Shares
                                            Owned                  Owned

J. Dan Sifford, Jr.(1) . . . . . . . . . .   2,500,000     9.04  20,000,000    72.32
62 Bay Heights Drive
Miami, Florida 33133
------------------------------------------------------------------------------------
Kirt W. James (1). . . . . . . . . . . . .   2,500,000     9.04  20,000,000    72.32
24843 Del Prado #318
Dana Point CA 92629
------------------------------------------------------------------------------------
All Officers and Directors as a Group. . .   5,000,000    18.08  20,000,000    72.32
------------------------------------------------------------------------------------
Laurencio Jaen O. (2). . . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Teodoro F. Franco L. (2) . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Leopoldo Kennion G (2) . . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
Intrepid International S.A. (1) (2). . . .  15,000,000    54.24  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Total  Other 5% Owners  of the Registrant.  15,000,000    54.24  20,000,000    72.32
------------------------------------------------------------------------------------
Total Shares Issued and Outstanding. . . .  27,656,000   100.00  27,656,000   100.00
------------------------------------------------------------------------------------

     (1) The Officers and Directors of us are affiliates of the Principal Shareholder. For this reason the attribution of all shares to each is shown in the table. Please see Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons for further information. The shares listed as issued to them are were in fact issued to them, as individuals, and are beneficially owned by them as indicated.

     (2) The Ownership of the 15,000,000 is held by Intrepid International as a corporate asset and is not the personal asset of any of our Officers, Directors or shareholders. These Officers, Directors and Shareholders of the Panamanian Principal shareholders are the same three persons. Their names and percentage of ownership are Laurencio Ja n O. (50%), Teodoro F. Franco L. (50%), Leopoldo Kennion G. (0%). Please see Item 7 of this Part, Certain Relationships and
Related  Transactions  for  further  information.

     (1) (2) Each of the shareholders shown in the foregoing table have sole voting power with respect to their actual legal ownership, Mr. James, Mr.
Sifford, and the Panama Corporation. There are no legal or contractual arrangements which require these affiliates to act in concert with respect to their share ownership. However, legal obligations aside, it is reasonable to expect the Officers of us and the Principal shareholder to cooperate and to act in their common interest until a change of control shall have occurred. Should a change of control result in the present affiliates ceasing to be affiliates for a period of ninety days or more, each of the individual Directors and the Panama Corporation would be at liberty to direct their own management of their respective share ownerships.


 (C) CHANGES IN CONTROL. There are no arrangements, including any pledge by any persons, of securities of us, which may at a subsequent date result in a change of control us. In as much as we are searching for a profitable business opportunity, it is to be expected that a change of control would be contemplated when such a target is identified.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Intrepid International, S. A. ("Intrepid-Panama") is our principal shareholder. Our Officers and Directors affiliates of Intrepid-Panama. The principal shareholder was incorporated in the Republic of Panam in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, Intrepid-Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 Intrepid-Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with Intrepid-Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for Intrepid-Panama in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid International (US and/or Panama) is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

     The following persons are not our Officers or Directors. They are the owners, Officers and Directors of the Principal Shareholder. The following persons do not engage in direct control of our affairs, and our activities are not material to our operations. While the following three persons, acting as a Board of Directors of the Panama Corporation could exercise direct control, as majority shareholder, they have delegated United States operations to our Officers and Directors, and to the United States subsidiary of which they two constitute the Management.

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

     The officers and directors of Intrepid International, Ltd. (Nevada) (Intrepid US) are two individuals; Kirt W. James, and J. Dan Sifford, Jr., which two individuals are our officers and directors. Their biographical information is found under Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons. These two persons are only persons in direct, day to day control of our affairs. The Officers, Owners and Directors of the Panama parent do not direct or participate in our management.

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

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.

--------------------------------------------------------------------------------
                                     Exhibit
                                      Table
#      Table  Category  /  Description  of  Exhibit                Page  Number
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-99   Audited Financial Statements for the Years Ended
       December 31, 1999 and 1998                                            22
--------------------------------------------------------------------------------
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
3.1    Articles of Incorporation: DP Charters, Inc., a Nevada Corporation    32
3.2    By-Laws: DP Charters, Inc.                                            35
--------------------------------------------------------------------------------

dated:  August  2,  2000

                                DP CHARTERS, INC.
                                       by

              /s/Kirt W. James         /s/J. Dan Sifford, Jr.
                 Kirt W. James            J. Dan Sifford, Jr.
                 President/Director       Secretary/Director

--------------------------------------------------------------------------------
                      FINANCIAL STATEMENTS: ATTACHMENT F-99

                          AUDITED FINANCIAL STATEMENTS:

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.
--------------------------------------------------------------------------------

                      FINANCIAL STATEMENTS: ATTACHMENT F-1

                          AUDITED FINANCIAL STATEMENTS:

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

                                 C O N T E N T S

Independent  Auditors  Report  .                                   25

Balance  Sheets                                                    26

Statements  of  Operations                                         27

Statements  of  Stockholders  Equity  .                            28

Statements  of  Cash  Flows       .                                29

Notes  to  the  Financial  Statements  .                           30

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


                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

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