Form 10KSB/A
DP CHARTERS INC/CA
filed 2000-08-15
CIK 1062720

FORM 10-K-SB-A3

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

                                 August 14, 2000

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

 12Item  1.  Description  of  Business                                      3

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

     It is the opinion of the Staff of the SEC that promoters and affiliates of Blank Check companies, as well as their transferees are underwriters of securities issued and that the securities can only be resold through registration under the Securities Act of 1933, and that Rule 144 would not be available for resale transactions in this situation.


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

     CONSULTANTS. We have only a single consultant, namely its the United States subsidiary of our principal shareholder, Intrepid International Ltd., a Nevada Corporation. Information about the Principal Shareholder, and its Nevada United States subsidiary is found later in this Report. The U.S. management of that subsidiary serves as the management of us. No other consultants are presently engaged nor are there any plans to retain any consultants currently or for the foreseeable future. The Norwegian consultants previously mentioned were specific to the previous business plan, now abandoned, and maintain no relationship to us or any of our affiliates. It is, of course, conceivable that should a target business be acquired, one or more consultants may be sought out by the management of the acquired entity, following a change of control. As of this time, there is no basis upon which Management could base anything more than mere speculation as to what manner of consultants, what criteria for seeking or selecting consultants, or what term of service any such consultant might require; for the reason that all such consideration would be matters before the Management only after a change of control which would result from a reverse acquisition. Neither Management, nor the Principal Shareholder, nor Officers, nor Directors or affiliates have regularly used any particular consultants on a regular basis.

     NO PRESENT ACQUISITION ACTIVITIES. We have not presently pursuing our business plan, for the reason that such activities are not timely. They are not timely because we must qualify ourselves for quotation on the Over the Counter Bulletin Board ("OTCBB") before wet can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that we become a reporting company pursuant our 1934 Act Registration Statement. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of the common stock of us on the OTCBB. It would be our policy to employ a consultant to seek a broker/dealer to become such a submitting market-maker in our common stock. Neither us, nor any of our affiliates, are Broker/Dealers or NASD members. Since our common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of us employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission and the due diligence investigation and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for the common stock of this Registrant. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB,

Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless the common stock of this Registrant may be quoted on the OTCBB.

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

     It is the opinion of the Staff of the SEC that promoters and affiliates of Blank Check companies, as well as their transferees are underwriters of securities issued and that the securities can only be resold through registration under the Securities Act of 1933, and that Rule 144 would not be available for resale transactions in this situation.

     In a business combination or transaction with an operating entity or other person, if stock of the registrant is given in exchange for cash or stock of another entity, the persons who receive the registrant's stock from the officers, directors, affiliates, promoters, or their transferees will themselves be transferees .

     Secondary trading refers generally to the marketability to resell our securities and is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to Section 3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally
"Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (a) a basic one year holding period from purchase; and (b) a limitation of the amount any shareholder may sell during the second year, as to our non-affiliates. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period.

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

     We are not presently pursuing our business plan, for the reason that such activities are not timely. They are not timely because we must qualify ourselves for quotation on the Over the Counter Bulletin Board ("OTCBB") before it can enter the arena of seeking any business combination by reverse acquisition. The process of qualifying for OTCBB requires first that we become a reporting company pursuant to our 1934 Act Registration Statement, and that such 1934 Registration Statement be clear of SEC comments. The process next requires that a Broker/Dealer make a submission to the National Association of Securities Dealers ("NASD") for permission to publish quotations for the purchase and sale of our common stock on the OTCBB. It would be our policy to employ a consultant to seek a broker/dealer to become such a submitting market-maker in our common stock. Neither us, nor any of our affiliates, are Broker/Dealers or NASD members. Since our common stock is presently quoted on the Pink Sheets, it is likely that one or more existing Market-Makers would apply for up-grade from the Pink Sheets to the OTCBB, without the necessity of us employing any consultants therefor. When and if an NASD member Broker/Dealer might make such a submission to NASD, the Staff of NASD would evaluate the submission, and the due diligence investigation, and would make comments and requests for further information, deemed appropriate to that Staff, over a period of some months, before granting permission for the submitting Market-Maker to begin publishing quotations. Until such time as permission may be granted, no quotations would be published on the OTCBB. While quotations might be published on the Pink Sheets, such quotations do not, in the judgment of Management, constitute the basis for the creation or development of an orderly trading market for our common stock. In arriving at this opinion, that the Pink Sheets do not constitute the equivalent of OTCBB, Management must consider not only its own opinion, but its assessment of the opinions of those with whom it might evaluate a reverse acquisition. Accordingly, Management reports its conclusion that a search for an acquisition target is premature, and that it would remain premature for some months, until and unless our common stock may be quoted on the OTCBB.

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

     As reflected in our Financial Statements, provided with this Report, it has not been necessary for any shareholder to advance operational funds to us.

SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT.  None.

EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.


 (B)  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION.

       (I) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. This Corporation has had no revenues since our inception in December of 1997. Our attempt to commence operations failed and was abandoned on May 15, 1999. Our expenses of $156,559, for the five months ended May 31, 1998, and $191,679 for the twelve months ended December 31, 1998, are not considered indicative of maintenance expenses for the next six to twelve months, but reflected attempts to secure rights and assets for our former and abandoned business plan, and unusual legal expenses in connection with due diligence investigation and disclosure in connection with submission to the NASD for quotation on the

Bulletin Board, the OTCBB, in the context of the NASD rule changes. As an incidental result of the NASD Rule changes our common stock is allowed to be quoted over the counter in the "Pink Sheets", but will not be qualified for the OTCBB until our 1934 Registration has been cleared of comments by the SEC Staff. Our expenses for 1999 were $27,825, consisting substantially of general and administrative expenses, which included legal and professional expenses, mainly for the preparation of our 1934 Act Registration. During 1999, we changed our method of amortization of organizational costs in accordance with current accounting principles and expensed the remaining balance, with the effect of a $12,000 charge. During 1999, $10,000 was paid to our principal consultant as fees for services on a time/hour/fee basis. During 1999, we received shareholder loans of $13,000 of which $3,000 was repaid in 1999. During 1999 we advanced $10,000 to a shareholder. This advance was a receivable as of the end of 1999.

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

                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner. . .  Actual         %     Attributed        %
                                            Shares                 Shares
                                            Owned                  Owned
------------------------------------------------------------------------------------
J. Dan Sifford, Jr. (1). . . . . . . . . .   2,500,000     9.04  20,000,000    72.32
62 Bay Heights Drive
Miami, Florida 33133
------------------------------------------------------------------------------------
Kirt W. James (1). . . . . . . . . . . . .   2,500,000     9.04  20,000,000    72.32
24843 Del Prado #318
Dana Point CA 92629
------------------------------------------------------------------------------------
All Officers and Directors as a Group. . .   5,000,000    18.08  20,000,000    72.32
------------------------------------------------------------------------------------
Laurencio Jaen O. (2). . . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Teodoro F. Franco L. (2) . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Leopoldo Kennion G (2) . . . . . . . . . .           0     0.00  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
Intrepid International S.A. (1) (2). . . .  15,000,000    54.24  20,000,000    72.32
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
------------------------------------------------------------------------------------
Total  Other 5% Owners  of the Registrant.  15,000,000    54.24  20,000,000    72.32
------------------------------------------------------------------------------------
Total Shares Issued and Outstanding. . . .  27,656,000   100.00  27,656,000   100.00
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

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 1999 and 1998, are provided as Financial Statement: Attachment F-99, following the body of filing.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.

--------------------------------------------------------------------------------
  Exhibit
   Table
     #      Table  Category  /  Description  of  Exhibit            Page  Number
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-99     Audited  Financial Statements for the years ended
December 31, 1999 and  1998.                                                  22
--------------------------------------------------------------------------------
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
 3.1     Articles of Incorporation: DP Charters, Inc., a Nevada Corporation   32
 3.2     By-Laws: DP Charters, Inc.                                           35
--------------------------------------------------------------------------------


                             dated: August 14, 2000

                                DP CHARTERS, INC.
                                       by


/s/Kirt W. James                    /s/J. Dan Sifford, Jr.
   Kirt  W.  James                     J.  Dan  Sifford,  Jr.
   president/director                      secretary/director

--------------------------------------------------------------------------------
                      FINANCIAL STATEMENTS: ATTACHMENT F-99

                          AUDITED FINANCIAL STATEMENTS:

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.
--------------------------------------------------------------------------------

                                 C O N T E N T S

Independent  Auditors  Report  .                                   24

Balance  Sheets                                                    25

Statements  of  Operations                                         26

Statements  of  Stockholders  Equity  .                            27

Statements  of  Cash  Flows       .                                28

Notes  to  the  Financial  Statements  .                           29

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