Form 10KSB/A
DP CHARTERS INC/CA
filed 2000-08-23
CIK 1062720

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                                DP Charters Inc.
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                              William Stocker, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                 FORM 10-K-SB-A4

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

                                 August 22, 2000

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

     It  is  the  opinion  of  the Staff of the SEC that both before and after a
                                                         -----------------------
business  combination  or  transaction with an operating entity or other person,
    ----------------------------------------------------------------------------
promoters and affiliates of Blank Check companies, as well as their transferees are underwriters of securities issued and that the securities can only be resold through registration under the Securities Act of 1933, and that Rule 144 would not be available for resale transactions in this situation.


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

     It  is  the  opinion  of  the Staff of the SEC that both before and after a
                                                         -----------------------
business  combination  or  transaction with an operating entity or other person,
    ----------------------------------------------------------------------------
promoters and affiliates of Blank Check companies, as well as their transferees are underwriters of securities issued and that the securities can only be resold through registration under the Securities Act of 1933, and that Rule 144 would not be available for resale transactions in this situation.

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

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.


  Exhibit
   Table
     #      Table  Category  /  Description  of  Exhibit            Page  Number
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-99     Audited  Financial Statements for the years ended
         December 31, 1999 and 1998.                                          22
--------------------------------------------------------------------------------
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
 3.1     Articles of Incorporation: DP Charters, Inc., a Nevada Corporation   32
 3.2     By-Laws: DP Charters, Inc.                                           35
--------------------------------------------------------------------------------

dated:  August  22,  2000

                                DP CHARTERS, INC.
                                       by

 /s/ Kirt W. James           /s/J. Dan Sifford, Jr.
     Kirt  W.  James            J.  Dan  Sifford,  Jr.
    president/director          secretary/director

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