Form 10QSB
period 2000-09-30
DP CHARTERS INC/CA
filed 2000-10-16
CIK 1062720

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 27,656,000.

                          PART I: FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS.


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00-FQ3) for the nine months ended September 30, 2000.



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) STATUS OF OUR FORM 10-SB. We filed a 1934 Act Registration which is currently effective. That registration statement was voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our common stock is presently quoted on the OTCBB under the symbol DPCI. The requirements of the OTCBB are that the financial statements and information about the Registrant be reported periodically to the Commission and be and become information that the public can access easily.

 (B) HISTORY AND RENEWAL OF OUR BUSINESS PLAN. This Corporation ("the Registrant", "we", "our" and "us") was duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations.

     During October, November and December of 1997, the conceptual idea of establishing a charter boat operation in Southern California was discussed among Management, and with various friends and acquaintances. The decision to form a company to be funded by those in discussion was taken, based upon the expressed desire of the founders to fund the Registrant initially, pursuant to a private placement in reliance on Rule 504. The formal funding by founders was memorialized about January of 1998.

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

     On or about March 5, 1998 and continuing through September, tentative arrangements were reached to acquire boats from a provider in Norway, which had acquired them in foreclosure of a lien, but had no profitable operation in which to use them. The concept was to acquire the boats for stock, but the arrangement called for our common stock achieving acceptance for quotation on the OTC Bulletin Board. During 1998, we paid a consulting fee to the Norwegian group for a joint marketing, advertising and referral program to bring northern European tourists to Southern California's sport fishing market. During 1998 arrangements were made with scuba diving tour group leaders in Florida and Mexico, for possible dive tours in the Florida Keys, the Great Barrier Reef of Australia, the Island of Cozumel off the Yucatan Peninsula of Mexico, and the seas off Egypt.

     By the end of June, 1998, our current unaudited financial statements, indicated a net loss from operations of $155,544.00, $102,470.00 of which represented consulting fees directed to Norway. Our ability to launch was yet dependent upon OTC Bulletin Board acceptance, and comments between the NASD Staff and NASD submitting members were on-going. Delay due to NASD Commenting period for start-up companies was not deemed unusual by management, but shortly before the review of the last set of Comments, the NASD changed its rules for acceptability for new applicant submitters to the effect that the class of common stock to be quoted must have been registered under the Securities Exchange Act of 1934 Act, or we must have made an offering under the Securities Act of 1933, such that the applicant have a Commission file number and actually file and remain current in filing its financial statements with the Commission, and be accessible to the public. Accordingly, the NASD responded to the final set of Comments by qualifying our common stock for quotation on the Pink Sheets, but not on the OTCBB.

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

     During late June, of this year, our management began evaluating the possibility of renewing our original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded its business plan to include the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition.

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

     During late June, of this year, our management began evaluating the possibility of renewing our original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California, and the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition. A decision by management is expected in October of this year, definitively, whether to proceed with such renewal.

 (C) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We will now pursue our original business plan, to initiate a charter yacht service from the Dana Point Harbor, Orange County, California, and the organization of scuba dive tours at various world locations, rather than to seek a business combination by way of merger or reverse acquisition, or its default plan to seek an acquisition partner. Our plan to renew or business plan may fail. We are not ready to search for or to consider any specific acquisition target. The reason for this is our inclination to try to renew and resurrect our original business plan first.

     The process of renewing our original business plan is not conceptually difficult, but may be somewhat more expensive that our original arrangements, for the reason that the acquisition of boats may not be achievable on the terms originally arranged. We had made tentative arrangements to acquire boats from a provider in Norway, which had acquired them in foreclosure of a lien, but had no profitable operation in which to use them. The concept was to acquire the boats for stock, but the arrangement called for our common stock achieving acceptance for quotation on the OTC Bulletin Board. It is possible that we may be able to acquire boats for stock on substantially similar arrangements. It is possible and forseeable that some or all cash, or secured notes may be the only way we can acquire boats now.

      During 1998, we paid a consulting fee to a Norwegian group for a joint marketing, advertising and referral program to bring northern European tourists to Southern California's sport fishing market. During 1998 arrangements were made with scuba diving tour group leaders in Florida and Mexico, for possible dive tours in the Florida Keys, the Great Barrier Reef of Australia, the Island of Cozumel off the Yucatan Peninsula of Mexico, and the seas off Egypt. These arrangements are deemed viable for renewal.

     Management had determined that to renew our business plan, we would need to develop new supplemental funding of approximately $250,000. We are now engaged in discussions with our existing shareholders and other investors known to management to be regular investors in start-up ventures, to determine potential interest in funding a renewal of our program.

 (D) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The financial statements for the nine months ended September 30, 2000, reflect minimal changes and no substantial corporate activity. No revenues have been recorded. Legal and professional expenses were incurred this quarter, in connection with our continuing efforts to complete our 1934 act registration. We have no other operating expenses to disclose, and none other were incurred during the last nine months. There has been no substantial change in our financial condition or results of operations this quarter. First we illustrate with the following tables, then we provide some discussion .

Balance Sheet. . . .   9/30/00   6/30/00   12/31/99
---------------------------------------------------
Cash . . . . . . . .  $    996  $    996  $     996
---------------------------------------------------
Accounts Receivable.    10,000    10,000     10,000
---------------------------------------------------
Total Assets . . . .    10,996    73,996    134,195
---------------------------------------------------
Accounts Payable . .    35,899    22,734       0.00
---------------------------------------------------
Shareholder Advances    10,000    10,000     10,000
---------------------------------------------------
Total Liabilities. .    45,899    32,734     10,000
---------------------------------------------------



     There  is  no  substantial  change  in  our  condition.

Operations . . . . . . . .                       .  April 1 to June 30    January 1 to June 30
June 30
Three Months and Six Months                 2000                    1999       2000       1999
------------------------------------------------------------------------------------------------
Revenues:. . . . . . . . . .  $                 0   $                   0   $      0   $      0
------------------------------------------------------------------------------------------------
 Total Revenues. . . . . . .                    0                       0          0          0
------------------------------------------------------------------------------------------------
Expenses:
(General and administrative)              (16,502)                (15,000)   (22,734)   (22,325)
------------------------------------------------------------------------------------------------
 Total Expenses. . . . . . .              (16,502)                (15,000)   (22,734)   (22,325)
------------------------------------------------------------------------------------------------
Net Loss . . . . . . . . . .              (16,502)                (15,000)   (22,734)   (22,325)
------------------------------------------------------------------------------------------------


Operations. . . . . . . . . .                            July 1 to September 30    January 1 to September 30
September 30
Three Months and Nine Months
                                                  2000                         1999       2000       1999
------------------------------------------------------------------------------------------------------------
Revenues: . . . . . . . . . .  $                 5,000   $                        0   $  5,000   $      0
------------------------------------------------------------------------------------------------------------
 Total Revenues . . . . . . .                    5,000                            0      5,000          0
------------------------------------------------------------------------------------------------------------
Expenses:
(General and administrative).                  (18,165)                     (15,000)   (40,899)   (22,325)
------------------------------------------------------------------------------------------------------------
 Total Expenses . . . . . . .                  (18,165)                     (15,000)   (40,899)   (22,325)
------------------------------------------------------------------------------------------------------------
Net Loss. . . . . . . . . . .                  (13,165)                     (15,000)   (35,899)   (22,325)
------------------------------------------------------------------------------------------------------------



     We enjoyed some incidental revenues in the nature of consulting fees. These revenues do not reflect our principal intended operations and provide no indication of future results.

     Our current expenses are primarily legal and professional costs necessitated by our current filing requirements pursuant to the Securities Exchange Act of 1934.

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

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     Mr. Sifford, one of our officers and directors filed a voluntary petition in Bankruptcy (Chapter 13) on October 2, 2000.


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     On or about August 25, 2000, we announced that our 1934 Act Registration was clear of SEC comments.

                                  EXHIBIT INDEX

                       FINANCIAL STATEMENTS AND DOCUMENTS
               FURNISHED AS A PART OF THIS REGISTRATION STATEMENT

     Exhibit 00-FQ3: Financial Statements (Un-Audited) for the three months and nine months ended September 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on September 30, 2000 as indicated.

Dated:  October  12,  2000

                                DP CHARTERS, INC.
                                       by
/S/Kirt W. James             /S/J. Dan Sifford, Jr.
   Kirt  W.  James              J.  Dan  Sifford,  Jr.
   president/director           secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-FQ3

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                DP CHARTERS, INC.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                  And the nine months ended September 30, 2000

                                                             September 30,    December 31,
                                                                  2000           1999
---------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $          996   $         996
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .             996             996
---------------------------------------------------------------------------------------
OTHER ASSETS

Accounts receivable. . . . . . . . . . . . . . . . . .          10,000          10,000

TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .          10,000          10,000
---------------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       10,996   $      10,996
=======================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $       35,899   $           0
Advance from shareholder . . . . . . . . . . . . . . .          10,000          10,000
---------------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $       45,899   $      10,000
=======================================================================================
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 27,656,000 shares,
   and 27,656,000 shares respectively. . . . . . . . .          27,656          27,656
Additional Paid-In Capital . . . . . . . . . . . . . .         205,444         205,444
Accumulater Equity (Deficit) . . . . . . . . . . . . .        (268,003)       (232,104)
---------------------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . .         (34,903)            996
---------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $       10,996   $      10,996
=======================================================================================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                                        From
                                                                                                    Inception on
                                  From July        From July        From January     From January     March 26,
                                 1, 2000 to.       1, 1999 to       1, 2000 to       1, 1999 to     1999 through
                                September 30,      September 30,    September 30,    September 30,  September 30,
                                     2000             1999             2000              1999           2000
-----------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $        5,000              -0-   $        5,000              -0-   $     5,000
-----------------------------------------------------------------------------------------------------------
Net Loss from Operations.          18,165           15,000           40,899           22,325       272,403
===========================================================================================================
Net Income (Loss) . . . .        ($13,165)        ($15,000)        ($35,899)        ($22,325)    ($267,403)
===========================================================================================================
Loss per Share. . . . . .  $      0.00048   $      0.00055   $      0.00130   $      0.00082   $   0.01036
===========================================================================================================
Weighted Average
    Shares Outstanding. .      27,656,000       27,342,150       27,656,000       27,342,150    25,814,915
===========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                      For the year ended December 31, 1999
                And the periods ended September 30, 1999 and 2000

                                                From
                                                Inception on
                                                December 18,
      1997 through
      September 30,
                                                         2000       1999        2000
-------------------------------------------------------------------------------------
Operating Activities

Revenues . . . . . . . . . . . . . . . . . . .  $       5,000   $      0   $   5,000
Net Income (Loss). . . . . . . . . . . . . . .        (35,899)   (22,325)   (267,403)
Less items not effecting cash:
shares issued for services . . . . . . . . . .              0          0      12,500
organization costs . . . . . . . . . . . . . .              0     16,000      20,000
Increase in payables . . . . . . . . . . . . .         35,899          0      35,899
-------------------------------------------------------------------------------------
Net Cash from Operations . . . . . . . . . . .              0     (6,325)   (199,004)
Cash Increase (Decrease) sale of Common Stock.              0          0     200,000
-------------------------------------------------------------------------------------
Net increase (decrease) in cash. . . . . . . .              0     (6,325)        996
Beginning Cash . . . . . . . . . . . . . .. ..            996     12,321           0
Cash as of Statement Date. . . . . . . . . . .  $         996   $  5,996   $     996
=====================================================================================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                On December 18, 1997, through December 31, 1997,
                 For the years ended December 31, 1998 and 1999
                And for the nine months ended September 30, 2000

                                                          Additional         Accumulated      Total Stock-
                                  Common      Par           Paid-In            Equity         holders' Equity
                                  Stock       Value         Capital           (Deficit)          (Deficit)
----------------------------------------------------------------------------------------------------------
Common Stock issued at inception  20,000,000  $     20,000  $           0   $        0   $         20,000

Sale of Common Stock . . . . . .   3,808,000         3,808        115,192            0                  0

Loss during 1997 . . . . . . . .           0             0              0         (152)                 0
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997 . .  23,808,000        23,808        115,192         (152)           138,848

Sale of Common Stock . . . . . .   2,592,000         2,592         78,408            0                  0

Loss during 1998 . . . . . . . .           0             0       (191,527)           0

Balance at December 31, 1998 . .  26,400,000  $     26,400  $     193,600    ($191,679)  $         28,321
----------------------------------------------------------------------------------------------------------
Sale of Common Stock . . . . . .       6,000             6            594         (600)                 0

Sale of Common Stock . . . . . .   1,250,000         1,250         11,250            0                  0

Loss during 1999 . . . . . . . .           0             0              0      (39,825)                 0
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 . .  27,656,000        27,656        205,444     (232,104)               996

Loss during period ended
     September 30, 2000. . . . .           0             0              0      (35,899)                 0
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2000. .  27,656,000  $     27,656  $     205,444    ($268,003)          ($34,903)
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
       December 31, 1999 and the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

D P Charters, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.