Form 10KSB
period 2000-12-31
DP CHARTERS INC/CA
filed 2001-03-19
CIK 1062720

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27131

                           For the year ended 12/31/00

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

                     Class-A  Common  Voting  Equity  Stock
                   38,330,000  Shares  Issued  and  Outstanding


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

As  of  12/31/00

     the aggregate number of shares held by non-affiliates was approximately 38,280,000 shares.

     the number of shares outstanding of the Registrant's Common Stock was 38,330,000

                        Exhibit Index is found on page 17

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            6

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          7

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               7
      (a)  Market  Information                                                 7
      (b)  Holders                                                             7
      (c)  Dividends                                                           7
      (d)  Sales  of  Unregistered  Common  Stock  2000                        8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        8
      (a)  Plan  of  Operation                                                 8
      (b)  Discussion  and  Analysis  of  Financial  Condition                 9
      (c)  Operations  and  Results  for  the  past  three fiscal years       10
      (d)  Future  Prospects                                                  11

Item  7.  Financial  Statements                                               11

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          12

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            13

Item  10.  Executive  Compensation                                            14

Item  11.  Security Ownership of Certain Beneficial Owners and Management     15
      (a)  Security  Ownership  of  Management                                15
      (b)  Security  Ownership  of  Certain  Beneficial  Owners               15

Item  12.  Certain  Relationships  and  Related  Transactions                 16

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   17
      (a)  Financial  Statements                                              17
      (b)  Form  8-K  Reports                                                 17
      (c)  Exhibits                                                           17

                                  INTRODUCTION

     In December of 2000, we effected a five for one (5:1) forward-split of our outstanding common shares, thus increasing its outstanding capitalization to 38,330,000 shares of common stock upon effectiveness of the forward split. We accepted cancellation of 99,950,000 affiliate shares, with the result that we had 38,330,000 shares issued and outstanding as of December 31, 2000.
Accordingly,  post-split  numbers  will  be  used  throughout  this  report.

                                cancelled/return            12/31/2000
 pre-split      post-split      to  treasury          Issued  &  Outstanding
 27,656,000      138,280,000      99,950,000               38,330,000


     We have, recently on March 5, 2001, authorized a further forward split, 2 for one; however that second split is not effective at this year end, and is not reflected in the numbers reported and used throughout this report.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. We were duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations. Our formal initial funding by founders was memorialized about January of 1998. Specifically, 100,000,000 shares were issued at par value to the Principal Shareholder, pursuant to Section 4(2) of the Securities Act of 1933. 32,000,000 shares (with warrants) were placed among 19 accredited investors, pursuant to Regulation D, Rule 504, promulgated by the Commission pursuant to Section 3(b) of the 1933 Act. All warrants have expired or been cancelled and are no longer of any further force or effect. Thereafter, in January and April 1999, 30,000 shares and 6,250,000 shares, respectively, were placed pursuant to Rule 504, in each case to a single sophisticated and knowledgeable investor. Each of the foregoing issuances were made, where applicable, to specific exemptions from registration pursuant to State Law. On December 13, 2000, our affiliates surrendered 99,950,000 shares for cancellation.

      (2)  NO  ACQUISITION  OF TRILUCENT TECHNOLOGIES, INC. On or about December
6, 2000, we announced an intention to acquire TriLucent Technologies, Inc. ("TTI"), a private Nevada corporation formed on February 10, 2000. On or about November 29, 2000 DPCI and TTI had arrived at a plan of reorganization by which DPCI would acquire TTI as a wholly-owned subsidiary. As required by section 14 of the Securities Exchange Act of 1934, an Information Statement was filed with the Commission, on or about that date. The transaction was not expected to close before the end of our current fiscal year. In sum and substance, by this Plan, DPCI would acquire 10,200 shares of TTI stock, being 100% of its issued and outstanding stock, in exchange for ownership of 50% of the resulting total issued and outstanding shares, immediately following closing. No acquisition shares were issued. That intended acquisition will not proceed, due in substantial part to the rapid deterioration of market conditions. TriLucent has indicated that it exercises its right of Termination of the intended transaction, explaining that under current market conditions, it cannot achieve its objectives to attract investment capital, as anticipated. This acquisition had been contingent on numerous unsatisfied conditions which do not appear capable of being met in a timely matter, as contemplated in the agreements of the parties.

      (3) RECENT ACQUISITION OF LICENSE AGREEMENT. While we did not acquire TriLucent Technologies, Inc., we have, as a recent matter, pursued another transaction, to acquire TriLucent's marketing rights in Canada and China. On or about March 5, 2001, we authorized the following:

     1.  Effect  a  further  2  for  1  forward  split of the common stock of DP
Charters,  Inc.  (by  which  our  38,330,000  shares  would  become 76,660,000).

     2. Create a new Nevada corporation, DP Exploration Corp., to become and be a wholly-owned subsidiary of DP Charters, Inc., appointing Peter Zouvas, Jerry Witte and David Stevenson to be its initial directors.

     3. Approve that License Agreement of this date between DP Exploration Corp. and TriLucent Technologies, Inc. (Please see Exhibit 10.1.)

     4. Authorize the issuance of 5,000,000 post-split shares of new investment common stock to TriLucent Technologies, Inc. as initial consideration for the purchase of that License Agreement.

     5. Appoint Peter Zouvas, Jerry Witte and David Stevenson as additional Directors of DP Charters, Inc., upon closing of these transactions.

     As stated, the forward split authorized on March 5, 2001, was not in effect on close of our fiscal year and is not reflected in the numbers used throughout this Report.

     In substance, these recent events mean we have created a subsidiary to acquire the Licensing rights to the technology of TriLucent, in exchange for our common stock. 76,660,000 plus 5,000,000 would total 81,660,000, such that, immediately after this acquisition might close, TriLucent would own 6% of the common stock that would be issued and outstanding as a result. This was an arm's length transaction. Peter Zouvas, Jerry Witte and David Stevenson were not affiliates of our corporation immediately preceding the transactions. As of March 15, 2001, this transaction has been completed.

     The license shall cover a period of ten years and will grant us (our subsidiary) the exclusive rights to use the technology for oil and gas exploration within the National boundaries of Canada and China. Further, the licensor will be entitled to an overriding royalty of 3% (three percent) of all gross revenue derived from the production of oil and gas discovered utilizing the Licensor's technology.

 (B) OUR BUSINESS. Headquartered in Capistrano Beach, CA, DP Charters, Inc., known as DPCI, is a publicly listed company traded on the over-the-counter bulletin board market (OTCBB:DPCH). Our current business is to provide charter yacht services from Dana Point Harbor in California and to provide worldwide SCUBA diving tours. We have experienced difficulty in funding the renewal of our original and current business plan, and are dependent upon the acquisition of profitable assets to make our parent company more attractive to investors.

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

     By the end of June, 1998, our then current unaudited financial statements, indicated a net loss from operations of $155,544.00, $102,470.00 of which represented consulting fees directed to Norway. Our ability to launch was yet dependent upon OTC Bulletin Board acceptance, and comments between the NASD Staff and NASD submitting members were on-going. Delay due to NASD Commenting period for start-up companies was not deemed unusual by management, but shortly before the review of the last set of Comments, the NASD changed its rules for acceptability for new applicant submitter to the effect that the class of common stock to be quoted must have been registered under the Securities Exchange Act of 1934 Act, or we must have made an offering under the Securities Act of 1933, such that the applicant have a Commission file number and actually file and remain current in filing our financial statements with the Commission, and be accessible to the public. Accordingly, the NASD responded to the final set of Comments by qualifying our common stock for quotation on the Pink Sheets, but not on the OTCBB. As a result of the poor timing of events, from our point of view, we were unable to consummate the acquisition of the boats and was forced to abandon our original business plan. After some unsuccessful efforts to launch operations, the original business plan was suspended, on or about May 15, 1999, pending 1934 Act Registration of our Common Stock, for acceptability to the OTCBB.

     Our 1934 Securities Exchange Act Registration of our common stock, as a class of securities, pursuant to Section 12(g) of that Act, has been effective for reporting purposes since October 23, 1999. It cleared SEC Staff Comments in its current form (Form 10-SB-A) only on August 24, 2000, for purposes of consideration for eligibility for OTCBB quotability. Shortly thereafter our common stock was accepted for quotation on the OTCBB. On or about September 1, 2000, we resumed efforts to pursue our original business plan. Management determined that to renew our business plan, we would need to develop new supplemental funding of approximately $250,000. We engaged in discussions with our existing shareholders and other investors known to management to be regular investors in start-up ventures, to determine potential interest in funding a renewal of our program. We have not been able to secure sufficient interest in our renewal efforts to proceed.

     Additional information about our company can be found in our public filings that can be accessed electronically by means of the SEC's home page on the Internet at http://www.sec.gov or at other Internet sites such as http://www.freeedgar.com, as well as by such other means from the offices of the SEC.

      (1) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

      (2) GOVERNMENT REGULATION. SCUBA tours in any area require that local Dive Masters, familiar with the area lead recreational divers in that area. This is not a legal requirement but a matter of professional integrity. We are committed to the standards set forth and recommended by PADI, the Professional Association of Diving Instructors. All divers must be open-water (or higher) certified by PADI or one of the other recognized professional diving associations.

      (3) COMPETITION. SCUBA diving is a growing world-wide sport. Ease of entry into this competitive field is not difficult or unduly expensive. Local competition is intense in any popular diving area, but the competitors are generally small proprietary operations competing for tourist business and referrals form tour guide services. It is fair to say that competition is a major factor in any locality.

      (4) PLANNED ACQUISITIONS. There are no further acquisitions planned at this time.

      (5) EMPLOYEES. We have no employees other than our Officers and Directors.

 (C) THE BUSINESS OF OUR SUBSIDIARY (RECENT EVENTS). Our subsidiary, DP Explorations Corp., has entered into a license agreement (Exhibit 10.1) to market certain technology in Canada and China. TriLucent Technologies, Inc.
(TTI) is a private Nevada company formed on July 28, 2000. TTI is a developmental resource company engaged in oil and gas exploration. TTI has an exclusive, worldwide license to certain technologies that can increase the chance of commercial success of exploratory drilling for oil and gas from an industry standard of 20% to over a 50% success rate. These technologies can significantly reduce the risk associated with oil and gas exploration thereby creating great economic potential for our shareholders. The centerpiece of TriLucent's technology, Microwave Detection, consists of utilizing airborne remote sensors, which can be used to detect oil and gas in the atmosphere leaking to the surface, directly above an underground oil and gas accumulation. In addition, the technology records micro-magnetic readings which indicate the presence of magnetic minerals in shallow underground. The overlap of these two technologies allows TriLucent to quickly delineate acreage under which oil and gas accumulations exist. The technology is rapid, non-evasive and can reconnoiter large areas at a fraction of the cost and time of 3-D seismic surveys, which is the standard for the industry. TriLucent is also fine tuning its Magno-Tellurics tool to compliment its other Detection tools. Specifically, this device identifies and quantifies ground based electro magnetic readings (Tellurics) generated underground. It will more accurately determine depth of deposits, both in size and distance to surface as well as ascertain content of those deposits, whether it consists of oil, gas or water. All of TriLucent's technologies have been verified in several blind field tests over proprietary 3-D seismic surveys and proven by drilling to be at least 50% correct in identifying oil and gas anomalies directly over fields. These technologies can identify hydrocarbons over shallow or deep fields regardless of whether they are gas or oil. Gas fields with an aerial extent as small as 150 acres have been identified at a depth more than 15,000 feet below the surface. Over 6 million acres of prospected acreage has been investigated with this technology in the US. TriLucent has used its technology to identify large parcels of un-drilled oil and gas fields. While this tool still requires further development as a stand-alone exploration tool, its current status allows for integration with other technologies, the combination of which will greatly enhance successful exploration probabilities.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of our officers and attorneys, without charge or written agreement. We pay for outside copying and Federal Express, U.P.S and other messenger services. We do not pay for routine telephone, in-house copying or United States Mail. Our address for mail and deliveries is 24843 Del Prado, Dana Point CA, 92629. Our affairs are conducted a 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624. This latter suite is the Office of Intrepid International Ltd., the United States Office of the Principal Shareholder. We do not own dive boats or diving equipment. Our telephone is 949-248-9561, and fax is 949-248-1688.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending involving us, as of the preparation of this Report, and none are anticipated or threatened.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our Common Stock is cleared for quotation Over the Counter on the Bulletin Board ("OTCBB"). The following information is based on standard reporting sources. The source is bigcharts.com

period       high  bid       low  bid       volume
---------------------------------------------------
3rd  2000     .11              3/64     25  Million
4th  2000     7/16              .11     45  Million

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. There was no trading in 1999 or during the first two quarters of 2000.

 (B)  HOLDERS.  There  are  presently  53  shareholders  of  our  common  stock.

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

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker_dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker_dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker_-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

     RISKS OF STATE BLUE SKY LAWS. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the "Blue Sky" laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. Some States may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resales of otherwise free-trading and unrestricted securities of companies, like us, whose business is to seek an uncertain profitable business combination at some future time. We have taken no action to register or qualify our common stock for resale pursuant to the "Blue Sky" laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain States and may be subject to civil or criminal penalties.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.  None.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. We were duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., to initiate a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations. We have had some insubstantial operations during 2000. These operations have been limited to local SCUBA tours. We have not had the resources to expand geographically to realize the other major components of our business plan. We have had no success in raising additional capital for our operations in year 2000. The Board is optimistic that additional capital can be raised in a private placement or secondary offering based upon the business potential represented by the business of our new subsidiary (a recent event) which has acquired licensing rights to certain oil and gas detection technology. We do not believe that we can adequately grow our principal business without this additional capital.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have an immediate need for current capital formation to expand our two business segments. First, we intend to launch a private placement/limited offering of additional shares of our common stock in order to expand our operations geographically, from our current local base, and to pursue other non-SCUBA yacht tours. The amount of additional capital required to operate and grow for the next twelve months is a minimum of $500,000 to a maximum of $1,000,000. While our charter yacht/scuba dive tour service could expand more rapidly with substantial funding, our plan is to focus first on scuba tours which require little or no capital investment, and grow that segment to increase revenues. It is our plan to acquire or lease boats for expanded charter yacht service only as revenues or capital resources allow an orderly development of that segment, in future, in the absence of funding for more aggressive growth.

     Reference is made here to sub-item (d) below, Future Prospects. We would expect our new subsidiary business, if acquired, to ease some of our financial burden, and accelerate the funding of the expanded operations of our principal business.

     Reference  is  made  to  Note  2,  Going  Concern, of our Audited Financial
Statements: "The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is dependant upon raising capital to continue operations. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty. It is management's plan to raise additional funds to begin our operations."

     Reference is made to Note 3, Development Stage Company, of our Audited Financial Statements: "The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

     EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. Our Financial Condition is substantially unchanged from the previous year. These statements do not reflect our acquisition of TTI.


Balance Sheet:
Selected Information . . . . .  12/31/00   12/31/99
----------------------------------------------------
Cash and Equivalents . . . . .       996        996
----------------------------------------------------
Notes Receivable . . . . . . .       600          0
----------------------------------------------------
Current Assets . . . . . . . .     1,596        996
----------------------------------------------------
Total Assets . . . . . . . . .     1,596        996
----------------------------------------------------
Accounts Payable . . . . . . .    31,980          0
====================================================
(Related Party) (Note 4)
Total Liabilities. . . . . . .    31,980          0
----------------------------------------------------
Common Stock . . . . . . . . .    38,330    138,280
Paid-in Capital. . . . . . . .   194,770     94,820
Less: Subscription Receivable.         0       (600)
Accumulated Deficit. . . . . .  (263,484)  (231,504)
Total Equity . . . . . . . . .   (30,384)       996
----------------------------------------------------
Total Liabilities and Equity .     1,596        996
====================================================

     The Accounts Payable (Related Party) (Note 4) represents fees and costs we accrued during year 2000 as additional time/fee charges of $31,980 from Intrepid International, Ltd., our principal consultant, an affiliate of our former principal shareholder. In December 2000 (Note 6) we converted the $600 subscription receivable at December 31, 1999, to a note receivable. The note is non-interest bearing and is due on February 5, 2001.

 (C) OPERATIONS AND RESULTS FOR THE PAST THREE FISCAL YEARS. We enjoyed our first revenues from local dive tours during 2000. These revenues are modest, and may not be indicative of future results.


                                                               Inception
                                                               March 25,
                                    For the Years                1998
                                        Ended                     to
 Operations                          December 31,                12/31
                                 2000         1999        1998        2000
---------------------------------------------------------------------------
Revenues: . . . . . .  $        5,000   $        0   $       0   $   5,000
 Total Revenues . . .           5,000            0           0       5,000
Expenses:
 General &. . . . . .         (36,980)     (27,825)   (191,527)   (256,484)
Administrative
 Total Expenses . . .         (36,980)     (27,825)   (191,527)   (256,484)
                       ---------------  -----------  ----------  ----------
Interim Net (Loss). .         (31,980)     (27,825)   (191,527)   (251,484)
                       ---------------  -----------  ----------  ----------
Cumulative Effect of.                      (12,000)                (12,000)
Accounting Change
Net (Loss). . . . . .         (31,980)     (39,825)   (191,527)   (263,484)
                       ---------------  -----------  ----------  ----------


     Our expenses have consisted of legal, professional and accounting fees since our inception. Only very modest and incidental expense is attributable to our revenue generation, for the reason that virtually all fees are paid directly by customer to the independent service and material providers. Customers rent or provide their own dry or wet suits, fins, masks and buoyancy control devices (i.e. inflatable vests accessing the air supply) and regulators (mouth pieces and connections to air tanks). Customers pay the boat owner/dive master, and tip the boat captain and assistant, customarily. By organizing groups, typically six divers, revenues are optimized. Again, these results are not indicative for future operations, where travel expenses and lodgings are or may be factors. It is also true that foreign countries may impose tariffs, and other incidental fees for access to protected coral reefs. Foreign tours may also involve currency exchanges and may involve more complex calculation of profitability than simple local dive tours. Divers are also strongly encouraged to purchase emergency diver's medial insurance. Should a diver encounter decompression illness, treatment in decompression chambers may cost as much as $50,000. The insurance costs only about $40 per year.

     During this year ended December 31, 2000, we changed our method of amortization of organizational costs in accordance with SAP 98-5 and expensed the remaining balance. (See Note 5.)

      Our expenses of $191,257 for the twelve months ended December 31, 1998, reflected attempts to secure rights and assets for our business plan which we were required to suspend during registration and comment period, as well as unusual legal expenses in connection with due diligence investigation and disclosure in connection with submission to the NASD for quotation on the Bulletin Board, the OTCBB, in the context of the NASD rule changes. As an incidental result of the NASD Rule changes our common stock is allowed to be quoted over the counter in the "Pink Sheets", but is expected to be qualified for the OTCBB now that our 1934 Registration has been cleared of comments by the SEC Staff. Our expenses for 1999 were $27,825, consisting substantially of general and administrative expenses, which included legal and professional expenses, mainly for the preparation of our 1934 Act Registration.

     During 1999 and 2000, $10,000 and $5,000, respectively, was paid to our principal consultant as fees for services on a time/hour/fee basis. During 1999, we received shareholder loans of $13,000 of which $3,000 was repaid in 1999, and the balance paid during 2000. As of December 31, 2000, the balance was $0. During 1999 we advanced $10,000 to a shareholder. This advance was a receivable as of the end of 1999. During year 2000 we accrued additional time/fee charges of $31,980 from Intrepid International, Ltd., our principal consultant, an affiliate of our former principal shareholder.

 (D) FUTURE PROSPECTS. We expect to generate significant revenued in year 2001. Such a forward looking statement must be recognized as such. Unexpected events, changes in market conditions, loss of experienced management personnel, and the like, certainly require that management's expectations be evaluated in the light of the basis for such forward looking statements. There are no guaranties of success at any stage. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     On or about March 5, 2001, we agreed to acquire that certain License Agreement of this date between DP Exploration Corp. and TriLucent Technologies, Inc. (Please see Exhibit 10.1.) to be owned by DP Exploration Corp. (our wholly-owned new subsidiary, created for this purpose). The acquisition would be made for an amount of shares of our common stock resulting in 6% ownership by TriLucent. This was an arm's length transaction. As of March 5, 2001, we believe that this transaction will close at any time. DP Exploration will aggressively market the technology of TriLucent in Canada and China to oil and gas drillers.

 (E) ACQUISITION CANDIDATE. We are not a candidate for further acquisitions, reverse or direct, at this time. We cannot rule out the possibility that a business combination, with synergy to our existing business, may become attractive. We do not anticipate any reverse acquisition transaction.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

          AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2000 and 1999, are provided as Financial Statement: Exhibit FK-00, filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced and discussed in the preceding Item 6.


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

     J. Dan Sifford, Jr., age 62, has been our President since inception, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation
Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.

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

     Of these last mentioned companies, he is currently serving in our company, in Ecklan Corporation, in Oasis Entertainment's 4th Movie Project, in Richmond Services, Inc, and in NetAir.com, Inc.

     Kirt W. James, age, 43, our Secretary-Treasurer, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially in active. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years:

Earth Industries, Inc., EditWorks, Ltd., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., and North American Security & Fire. He is also an Officer and Director of Oasis Entertainment's 4th Movie Project, an operating non-trading company.

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


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Each of the two Officer/Directors have been issued 12,500,000 new investment shares of common stock, each for present service and incentive purposes, in connection with, and as a part of the initial issuance of 100,000,000 shares to founders for organizational costs, and valued at $20,000.00 (par value before the 5 for 1 forward split). As indicated in Items 4 and 5 immediately preceding, the names of those officers and directors receiving these shares are Kirt W. James, and J. Dan Sifford, Jr. Of those 100,000,000 shares, 99,950,000 have been cancelled in 2000. No other compensation, or plan of compensation, has been made, authorized or contemplated at the present time and for the present period of corporate inactivity and ill-liquidity.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

 (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.


Name and Address of Beneficial                 Actual                  Attributed
Owner                                         Shares                    Shares
           Common Stock                        Owned         %           Owned             %
---------------------------------------------------------------------------------------------
J. Dan Sifford, Jr.(1)         Director.         0         0.00         50,000           0.13
62 Bay Heights Drive
Miami, Florida 33133
---------------------------------------------------------------------------------------------
Kirt W. James  (1)             Director          0         0.00         50,000           0.13
24843 Del Prado #318
Dana Point CA 92629
---------------------------------------------------------------------------------------------
All Officers and Directors as a Group.           0         0.00         50,000           0.13
---------------------------------------------------------------------------------------------
Laurencio Jaen O. (2)                            0         0.00         50,000           0.13
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
---------------------------------------------------------------------------------------------
Teodoro F. Franco L. (2)                         0         0.00         50,000           0.13
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
---------------------------------------------------------------------------------------------
Leopoldo Kennion G (2)               .           0         0.00         50,000           0.13
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
---------------------------------------------------------------------------------------------
Intrepid International S.A. (1) (2)        50,000         0.13          50,000           0.13
Torre Universal
Ave Federico Boyd
Piso No. 12 (Penthouse)
Panama, Republic of Panama
---------------------------------------------------------------------------------------------
Reference Only: Total Issued and       38,330,000       100.00
Outstanding
---------------------------------------------------------------------------------------------

     (1) Our Officers and Directors re affiliates of the Principal Shareholder. For this reason the attribution of all shares to each is shown in the table. Please see Item 5 of this Part, Directors, Executive Officers, Promoters and Control Persons for further information. The shares listed as issued to them are were in fact issued to them, as individuals, and are beneficially owned by them as indicated.

     (2) The Ownership of the 50,000 is held by Intrepid International as a corporate asset and is not the personal asset of any of our Officers, Directors or shareholders. These Officers, Directors and Shareholders of the Panamanian Principal shareholders are the same three persons. Their names and percentage of ownership are Laurencio Jaen O. (50%), Teodoro F. Franco L. (50%), Leopoldo Kennion G. (0%). Please see Item 7 of this Part, Certain Relationships and
Related  Transactions  for  further  information.


 (C) CHANGES IN CONTROL. There are no known arrangements, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control of this Corporation. There is presently no controlling shareholder.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Intrepid International, S. A. ("Intrepid-Panama") was our principal shareholder. Our Officers and Directors affiliates of Intrepid-Panama. The principal shareholder was incorporated in the Republic of Panam in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, Intrepid-Panama broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 Intrepid-Panama sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with Intrepid-Panama, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for Intrepid-Panama in North America and Europe. Intrepid US is incorporated in the State of Nevada. Intrepid International (US and/or Panama) is not an investment banker, nor a broker or dealer in securities. Intrepid is a provider of technical support services to client companies, generally, and an occasional investor for its own account.

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

     Laurencio Jaen O., an original incorporator who has served as President and Director of Intrepid-Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Ja n was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world's largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

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


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2000 and 1999, are provided as Financial Statement: Attachment FK-00, following the body of filing.
 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following,  for  other  Exhibits.

             The Remainder of this Page is Intentionally left Blank

                                     Exhibit
                                      Table
#      Table  Category  /  Description  of  Exhibit     Page  Number
--------------------------------------------------------------------------------
            [2]   ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
3.1    Articles of Incorporation: DP Charters, Inc., a Nevada Corporation     19
3.2    By-Laws: DP Charters, Inc.                                             21
3.3    Articles of Incorporation: DP Exploration Corp., a Nevada Corporation  28
--------------------------------------------------------------------------------
                           [10]   MATERIAL AGREEMENTS
--------------------------------------------------------------------------------
10.1     License Agreement                                                    30
10.2     Plan of Rescission and Unwinding                                     35
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00     Audited Financial Statements for the years ended December 31, 2000 and
          1999.                                                               39
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.


Dated:  March  13,  2001

                                 DP  CHARTERS,  INC.
                                         by


/s/Kirt W. James                    /s/J. Dan Sifford, Jr.
   Kirt  W.  James                     J.  Dan  Sifford,  Jr.
   president/director                  secretary/director

                                       18


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


                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       20


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                            BY-LAWS:DP CHARTERS, INC.
--------------------------------------------------------------------------------

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

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  December  16,  1997.


                                /s/J. Dan Sifford
                                 J. Dan Sifford
                                    Secretary

                                       27


--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                           ARTICLES OF INCORPORATION:

                              DP EXPLORATION CORP.
                              A NEVADA CORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                              DP EXPLORATION CORP.



     ARTICLE  I.  The  name  of  the  Corporation  is  DP  EXPLORATION  CORP.

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

     ARTICLE VI. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator William Stocker, Attorney at Law, 219 Broadway Suite 261, Laguna Beach CA 92651 shall serve as sole initial director.

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

     ARTICLE IX. The name and address of the Incorporator (Initial Director) of the corporation is William Stocker, 219 Broadway Suite 261, Laguna Beach CA 92651


     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day, March 1, 2001.



                               /s/William Stocker
                                 William Stocker
                                 Attorney at Law
                                  Incorporator

                                       29


--------------------------------------------------------------------------------
                                  EXHIBIT 10.1

                                LICENSE AGREEMENT
--------------------------------------------------------------------------------

                         TECHNOLOGY LICENSING AGREEMENT

     THIS AGREEMENT is entered into effective as of March 07, 2001, by and between DP CHARTERS, INC. (hereinafter referred to as the "Company"), DP EXPLORATION, INC. (hereinafter referred to as the "Licensee") and TRILUCENT TECHNOLOGIES, INC., (hereinafter referred to as the "Licensor").

                                    RECITALS

     WHEREAS, the Licensor (a Nevada Corporation) is the co-inventor of certain patents relating to oil and gas exploration, and,

     WHEREAS, the Company (a Nevada Corporation) and Licensor (the Company's wholly owned subsidiary) shall acquire the Licensor's rights and claims to the mutual patents for certain geographical areas for common, restricted shares in the Company, and,

     WHEREAS, the undersigned have the approval of their respective board of directors to acquire said license and have the authority to issue shares for the same, and,

     WHEREAS, the undersigned represents that they are the rightful owners of said patents, which are free of any encumbrance, and possess the authority to transfer all rights and claims;

     NOW,  THEREFORE  the  parties  hereto  agree  as  follows:

1.     CONSIDERATION.   In  consideration  for  the foregoing, the Licensor will
receive 5,000,000 (five million) post-split shares of the Company's restricted common stock.

     2. TERMS OF LICENSE. The license shall cover a period of 10 (ten) years from the date hereof and will grant licensee exclusive rights to use the technology for oil and gas exploration within the national boundaries of Canada and China. Further, the Licensor will be entitled to an overriding royalty of 3% (three percent) of all gross revenues derived from the production of oil and gas that was discovered utilizing the Licensor's technology.

     3.     EXCLUSIVITY.   The Licensor warrants and represents that the license
described herein shall be exclusive to the licensee and/or its assigns and shall be limited to oil and gas exploration.

     4. NOTICE OF TRANSFER. Upon payment as hereby described above, the Escrow Agent, shall, as soon as practicable, deliver the Stock, as duly purchased, to the Company's transfer Agent for transfer and delivery to the Licensor.

     5. NON-PUBLIC NATURE OF TRANSACTION. The terms of this sale did not involve any public solicitation or advertisement and was privately negotiated on an arms-length basis. These shares are acquired for investment purposes for the Licensor's own account and not for public distribution. This sale will not be assigned or distributed except in compliance with the Securities Act of 1933 (the "Act") or an exemption therefrom.

     6. CONFIDENTIALITY. The Parties hereby agree to keep confidential all proprietary information. The parties furthermore agree to keep confidential any and all names, telephone or telex numbers, and any other matters considered confidential arising from this Agreement.

     7.     NOTICES.   Any  notices  required  or  permitted  are  to  be  given
hereunder shall be sufficient if mailed, postage prepaid, to the respective parties at the addresses set forth below.

     8.     CONSTRUCTION.   This agreement shall be construed and interpreted in
accordance  with  the  laws  of  the  State  of  Nevada.

     9. DEFAULT. In event of any default hereunder, the non-defaulting party shall be entitled to reimbursement of all costs including reasonable attorneys fees, incurred in enforcing this agreement, whether with or without suit.

     10. FURTHER ASSURANCES. At any time, and from time to time, after the execution hereof, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

     11.     COUNTERPARTS.   This  Agreement  may  be  executed in any number of
counterparts,  all  of  which  shall  constitute  one  and  the  same Agreement.

     12.     BINDING EFFECT.   This Agreement shall be binding upon and inure to
the  benefit  of the respective parties and their heirs, successors and assigns.


     IN WITNESS WHEREOF, the parties have executed this agreement to be effective as of the day and year first above written.

TRILUCENT  TECHNOLOGIES,  INC.                    DP  EXPLORATION  CORP.


/s/Jerry Witte                         /s/Peter Zouvas
JERRY  WITTE                              PETER  A.  ZOUVAS
PRESIDENT                              PRESIDENT



/s/George Hennessy                     /s/David Stevenson
GEORGE  HENNESSY                         DAVID  STEVENSON
SECRETARY                              SECRETARY


                                   DP  CHARTERS,  INC.


/s/Kirt James
KIRT  JAMES
PRESIDENT

                                       33


--------------------------------------------------------------------------------
                                  EXHIBIT 10.2

                        PLAN OF RESCISSION AND UNWINDING
--------------------------------------------------------------------------------

                        PLAN OF RESCISSION AND UNWINDING
                                     BETWEEN
                                DP Charters, Inc.
                             (a nevada corporation)
                                       AND
                          TriLucent Technologies, Inc.
                             (a nevada corporation)
          For the purpose of unwinding the former acquisition agreement

     This Rescission is made effective immediately upon signing, to be effective as of February 26, 2001.


                                  I.  Recitals

A.  The  Parties  to  this  Agreement

     1.  DP  Charters,  Inc.  ("the  Public  Company")  is a Nevada Corporation.

     2.  TriLucent Technologies ("the Private Company") is a Nevada Corporation.

B. The Decision to Unwind The Parties having previously agreed to that certain Plan of Reorganization and Acquisition of November 29, 2000; and having therein resolved, accordingly, to the acquisition of the Private Company by the Public Company; and the parties having come mutually to the realization that the acquisition does not serve their respective corporate interests; now therefore, the parties have resolved to rescind and unwind that transaction amicably by mutual agreement. The acquisition did not close and never occurred; such that the parties have not engaged in any exchange of shares or other consideration, and have no outstanding claims, either against the other.

                II.  Plan of Rescission and Unwinding Acquisition

A. Rescission of Agreement: The Public Company and the Private Company agree that certain Plan of Reorganization and Acquisition between and among them, of November 29, 2000, shall be and is hereby cancelled, rescinded and of no further effect.

B. Restitution and Unwinding: The Parties hereby agree that the transaction did not close, that no shares were exchanged pursuant to the now-rescinded Plan, or otherwise, and that the parties stand, immediately following the rescission, in substantially the same position as before; such that no claims of restitution, or other claims are or shall be made by either against the other by reason of the transaction as intended or as rescinded. This rescission is agreed to amicably and in good faith.

     1. Further Assurance, Good Faith and Fair Dealing: The Parties, and the Directors of each Company, shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein; and both companies covenant hereby to deal fairly and good faith with each other and each others shareholders.

     2. Mutual Non-Disparagement: The Parties hereby expressly covenant that they have no need or reason to, and shall not, disparage or impugn each other's business or personal reputations, nor their officers, directors, employees or consultants. The following statement is true and shall not be deemed in conflict with this covenant: "Cancellation of the acquisition is in the best interests of existing shareholders. The lack of a mutual cohesive business strategy amongst the senior managers would surely result in operational disappointment."

     3. Mutual Hold-Harmless: The Parties agree that each corporation shall hold the other harmless with respect to claims by the shareholders of either against the other. The former and reconstituted Last Company Clothing will hold TriLucent harmless against claims by shareholders of Last Company Clothing, and TriLucent will hold the former and reconstituted Last Company Clothing harmless against claims by shareholders of TriLucent. The parties intend by this agreement to completely settle their relationships, as between each other, and each other's officers, directors, employees or consultants, and by this covenant they so affirm.

     C.  Miscellaneous  Provisions

 1. This Agreement may be executed simultaneously in two or more counterpart originals. The parties can and may rely upon facsimile signatures as binding under this Agreement, however, the parties agree to forward original signatures to the other parties as soon as practicable after the facsimile signatures have been delivered.

 2. The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association, as a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes which may occur.

 3. If any provision of this Agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

 4. No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.

 5. The parties acknowledge that both they and their counsel have reviewed and revised this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. The Agreement shall be governed by and construed in accordance with the laws of the State of Nevada.

     This Agreement is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

DP  Charters,  Inc.                               TriLucent  Technologies,  Inc.
(a  Nevada  corporation)                                (a  Nevada  corporation)

    by                                                                    by


/s/Kirt  W.  James                                               /s/Jerry  Witte
Kirt  W.  James                                                     Jerry  Witte
president,  director                                         chairman,  director



/s/J.  Dan  Sifford                                         /s/George  Hennessey
J.  Dan  Sifford                                               George  Hennessey
secretary,  director                                        secretary,  director

                                       36


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                                       38


                                C O N T E N T S



Independent  Auditor's  Report                                               3

Balance  Sheets                                                              4

Statements  of  Operations                                                   5

Statements  of  Stockholders'  Equity  .                                     6

Statements  of  Cash  Flows                                                  7

Notes  to  the  Financial  Statements  .                                     8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of D P Charters, Inc.

We have audited the accompanying balance sheets of D P Charters, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on December 18, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D P Charters, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on December 18, 1997 through December 31, 2000 in conformity with generally accepted accounting principles.

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

/s/Chisholm & Associates
Chisholm & Associates
Salt  Lake  City,  Utah
January  23,  2001

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                                      December  31,
                                              2000                     1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                   $     996              $           996
   Notes  Receivable  (Note  6)                 600                            0
                                          --------------------------------------
      Total  Assets                       $   1,596              $           996
                                          ======================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable  (Note 4)            $  31,980              $             0
                                          --------------------------------------
   Total  Liabilities                        31,980                            0
                                          --------------------------------------

Stockholders'  Equity
   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  38,330,000  and
     138,280,000,  respectively              38,330                      138,280
   Additional  Paid  in  Capital            194,770                       94,820
   Less:  Subscriptions  Receivable               0                        (600)
   Deficit  Accumulated  During  the
     Development  Stage                    (263,484)                   (231,504)
                                           -------------------------------------

       Total  Stockholders' Equity          (30,384)                         996
                                            ------------------------------------
Total Liabilities and Stockholders' Equity  $ 1,596                    $     996

    The accompanying notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                            Statements of Operations


                                                                                                    From
                                                                                               Inception  on
                                   For  the Year       For the  Year         For the Year      December  18,
                                       Ended             Ended                 Ended          1997  through
                                   December  31,      December  31,      December  31,        December  31,
                                      2000               1999               1998                   2000
------------------------------------------------------------------------------------------------------------

Revenues:                         $     5,000      $            0     $             0          $       5,000

Expenses:

General & Administrative              (36,980)            (27,825)           (191,527)             (256,484)
                                ----------------------------------------------------------------------------
          Total  Expenses             (36,980)            (27,825)           (191,527)             (256,484)
                                ----------------------------------------------------------------------------
Net (Loss) Before Cumulative
Effect of Accounting  Change          (31,980)            (27,825)           (191,527)             (251,484)
                                ----------------------------------------------------------------------------
Cumulative Effect of Accounting Change      0             (12,000)                  0               (12,000)
                                ----------------------------------------------------------------------------
Net  (Loss)                     $     (31,980)      $     (39,825)     $     (191,527)       $     (263,484)
                                ============================================================================
Net (Loss) Per Share:
Loss before cumulative effect
of  accounting change                       0                   0                   0                     0

Cumulative Effect of Accounting  Change     0                   0                   0                     0
                                ---------------------------------------------------------------------------
Net  (Loss) Per Share           $           0       $           0      $            0        $            0
                                ===========================================================================
Weighted average shares outstanding   133,282,500     136,710,750         131,360,000           133,907,042
                               ============================================================================

    The accompanying notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                     Additional                           Deficit
                                                                       Paid-in                          Accumulated
                                                                        Capital                        During  the
                                          Common  Stock             (Discount  on   Subscriptions       Development
                                      Shares          Amount            Stock)        Receivable            Stage
-----------------------------------------------------------------------------------------------------------------

Balance at beginning of development
stage-December 18, 1997                       0   $             0    $          0    $           0   $         0

Shares issued for
organizational costs                100,000,000           100,000         (80,000)               0             0

Shares issued for cash at $.03125
per  share                           19,040,000            19,040          99,960                0             0

Net loss December 31, 1997                    0                 0               0                0         (152)
                                    ----------------------------------------------------------------------------
Balance,  December  31,  1997       119,040,000           119,040          19,960                0         (152)

Shares  issued  for  cash  at  $.03125
per share                            12,960,000            12,960          68,040                0             0

Net  loss  December  31,  1998                0                 0               0                0     (191,527)
                                    ----------------------------------------------------------------------------
Balance,  December  31,  1998       132,000,000           132,000          88,000                0     (191,679)

Shares  issued  for  subscription
 receivable at $.10 per share            30,000                30            570              (600)           0

Shares  issued  for  services  at  $.01
 per  share                           6,250,000             6,250          6,250                 0            0

Net  loss  December  31,  1999                0                 0              0                 0     (39,825)
                                    ---------------------------------------------------------------------------
Balance,  December  31,  1999       138,280,000           138,280         94,820              (600)   (231,504)

Shares  cancelled                   (99,950,000)          (99,950)        99,950                 0           0
Converted  to notes receivable                0                 0              0               600           0

Net  loss  December  31,  2000                0                 0              0                 0    (31,980)
                                     -------------------------------------------------------------------------
Balance,  December  31,  2000        38,330,000         $  38,330   $    194,770      $          0 $ (263,484)
                                     =========================================================================

    The accompanying notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                                                                    From
                                                                                               Inception  on
                                       For the Year      For the Year       For the Year         December18,
                                          Ended              Ended             Ended            1997  through
                                      December  31,      December  31,      December  31,      December  31,
                                          2000               1999               1998                2000
-------------------------------------------------------------------------------------------------------------
Cash  Flows  form  Operating  Activities

     Net  loss                    $     (31,980)     $     (39,825)     $       (191,527)     $     (263,484)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
     Amortization                             0             16,000                 4,000               20,000
     Shares  issued for services              0             12,500                     0               12,500
     Increase  in  Payables              31,980                  0                     0               31,980
                                      -----------------------------------------------------------------------
Net  Cash  Flows  used  in
 Operating  Activities                        0            (11,325)             (187,527)           (199,004)

Cash  Flows  from  Investment  Activities:    0                  0                     0                   0
                                       ---------------------------------------------------------------------
Cash  Flows  from  Financing  Activities:

Proceeds  from  Issuance  of  stock           0                  0                81,000             200,000
                                      ----------------------------------------------------------------------
Net  increase  (decrease)  in  cash           0            (11,325)             (106,527)                996
                                      ----------------------------------------------------------------------
Cash,  beginning  of  year                  996             12,321               118,848                   0
                                      ----------------------------------------------------------------------
Cash,  end  of  year                  $     996          $     996          $     12,321        $        996
                                      ======================================================================
Supplemental  Cash  Flow  Information
   Cash  Paid  for:
     Interest                         $       0          $       0          $          0        $          0
     Taxes                            $       0          $       0          $          0        $          0

Supplemental  Non-cash  Disclosure:

In 1997, the shareholders paid $20,000 of organizational costs for the Company. The Company reimbursed the $20,000 by issuing 20,000,000 shares of common stock.

In 1999, the Company issued 1,250,000 of its common stock for services valued at $12,500.

In 2000, the Company's shareholders returned 99,950,000 shares of its common stock. These shares were then cancelled by the Company.

In 2000, the Company converted the $600 subscription receivable to a notes receivable.

    The accompanying notes are an integral part of these financial statements

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 2000 and 1999

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating losses totaling approximately $263,484 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.

    Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.

                                                        December  31,
                                                 2000                 1999
                                         --------------------------------------
     NOL carrryforward                    $     86,000          $        78,710
     Valuation  allowance                      (86,000)                (78,710)
                                          ------------------------------------
     Total                                $          0          $            0
                                          =====================================

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

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 2000 and 1999

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

NOTE  4  -  Related  Party  Transactions

During 1999, $10,000 was paid in consulting fees to a company owned by shareholders of the Company.

During 1999, shareholders loaned the Company $13,000. The Company made payments of $13,000 on these loans and the balance payable at December 31, 1999 is $ 0.

     During 2000, the Company incurred $31,980 of professional fees payable to a shareholder.

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

                                D P CHARTERS INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                           December 31, 2000 and 1999

NOTE  6  -  Stockholders'  Equity  (continued)

     In December 2000, the Company converted the $600 subscription receivable at December 31, 1999 to a notes receivable. The note is non-interest bearing and due on February 5, 2001.

     In December 2000, the Company's shareholders returned 99,950,000 shares of its common stock. These shares were then cancelled by the Company.

     In December 2000, the Company authorized a 5 for 1 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

Note  7  -  Subsequent  Events

In February 2001, the company announced a plan to reorganize and acquire all the outstanding common stock of TriLucent Technologies, Inc. However, no shares were transferred and the acquisition did not close. The agreement has been rescinded, leaving both companies as they were before the agreement.

