Form 10QSB
period 2001-03-31
DP CHARTERS INC/CA
filed 2001-05-21
CIK 1062720

--------------------------------------------------------------------------------
                                  Kirt W. James
                                    PRESIDENT
                                DP Charters, Inc.
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                              WILLIAM STOCKER, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                        Commission File Number:  0-27131


                                DP Charters, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                                88-0381258
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

34700  Pacific  Coast  Highway,  Suite  303  Capistrano  Beach  CA         92624
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-9561



As of May 21, 2001, 81,660,000 shares of Common stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                            I:  FINANCIAL  INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

         The  Remainder  of  this  Page  is  Intentionally  left  Blank

                                DP CHARTERS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                           March 31,    December 31,
                                                            2001           2000
                                                        -----------  --------------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,194   $         996
Notess receivable. . . . . . . . . . . . . . . . . . .           0             600
                                                        -----------  --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .       4,194           1,596
                                                        -----------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $    4,194   $       1,596
                                                        ===========  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $   58,565   $      31,980
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $   58,565   $      31,980
                                                        ===========  ==============
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 38,330,000 shares,
   and 38,330,000 shares respectively. . . . . . . . .      38,330          38,330
Additional Paid-In Capital . . . . . . . . . . . . . .     194,770         194,770
Accumulater Equity (Deficit) . . . . . . . . . . . . .    (287,471)       (263,484)
                                                        -----------  --------------
Total Stockholders' Equity . . . . . . . . . . . . . .     (54,371)        (30,384)
                                                        -----------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $    4,194   $       1,596
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    From
                                                                               Inception on
                                                        For the Quarters       December 18,
                                                         ended March 31,       1997 through
                                                                                  March 31,
                                                      2001            2000           2001
                                         ------------------  --------------  -------------
Revenues. . . . . . . . . . . . . . . .  $           2,606             -0-   $      7,606
                                         ------------------  --------------  -------------
General and Administrative expense. . .             26,593          36,980        283,077
                                         ------------------  --------------  -------------
Net loss from operations. . . . . . . .            (23,987)        (36,980)      (275,471)
Cumulative Effect of Accounting Change.                  0               0        (12,000)
Net Income (Loss) . . . . . . . . . . .           ($23,987)       ($36,980)     ($287,471)
                                         ==================  ==============  =============
Loss per Share. . . . . . . . . . . . .  $        (0.00063)  $    (0.00027)  $   (0.00216)
                                         ==================  ==============  =============
Weighted Average
    Shares Outstanding. . . . . . . . .         38,330,000     138,280,000    133,018,461
                                         ==================  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                          (A Development Stage Company)
             STATEMENTS OF STOCKHOLERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                On December 18, 1997, through December 31, 1997,
              For the years ended December 31, 1998, 1999 and 2000
                     And for the period ended March 31, 2001

                                  Additional    Accumulated    Total Stock-
                                  Common        Par            Paid-In         Equity       holders' Equity
                                  Stock         Value          Capital           (Deficit)          (Deficit)
                                  ------------  -------------  --------------  -----------  -----------------
Common Stock issued at inception  100,000,000   $    100,000        ($80,000)  $        0   $         20,000

Sale of Common Stock . . . . . .   19,040,000         19,040          99,960            0                  0
Loss during 1997 . . . . . . . .            0              0               0         (152)                 0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at December 31, 1997 . .  119,040,000        119,040          19,960         (152)           138,848
Sale of Common Stock . . . . . .   12,960,000         12,960          68,040            0                  0
Loss during 1998 . . . . . . . .            0              0               0     (191,527)
                                  ------------  -------------  --------------  -----------
Balance at December 31, 1998 . .  132,000,000   $    132,000   $      88,000    ($191,679)  $         28,321
Sale of Common Stock . . . . . .       30,000             30             570         (600)                 0
Sale of Common Stock . . . . . .    6,250,000          6,250           6,250   $       (0)                 0
Loss during 1999 . . . . . . . .            0              0               0      (39,825)                 0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at December 31, 1999 . .  138,280,000        138,280          94,820     (232,104)               996
Shares cancelled . . . . . . . .  (99,950,000)       (99,950)         99,950            0                  0
Converted to notes receivable. .            0              0               0          600                  0
     Loss during 2000. . . . . .            0              0               0      (31,980)                 0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at December 31, 2000 . .   38,330,000         38,330         194,770     (263,484)           (30,384)

     Loss during period. . . . .            0              0               0      (23,987)                 0
                                  ------------  -------------  --------------  -----------  -----------------
Balance at March 31, 2001. . . .   38,330,000   $     38,330   $     194,770    ($287,471)          ($54,371)
                                  ============  =============  ==============  ===========  =================

   The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  From
                                                                              Inception on
                                                                              December 18,
                                                         For the Quarters     1997 through
                                                          Ended March 31,     December 31,
                                                         2001        2000         2001
                                                --------------  ----------  -----------

Operating Activities

Net Income (Loss). . . . . . . . . . . . . . .       ($23,987)   ($31,980)   ($287,471)
Less items not effecting cash:
shares issued for services . . . . . . . . . .              0           0       12,500
organization costs . . . . . . . . . . . . . .              0           0       20,000
Increase in payables . . . . . . . . . . . . .  $      26,585   $  31,980   $   58,565
                                                --------------  ----------  -----------
Net Cash from Operations . . . . . . . . . . .          2,598           0     (196,406)
Financing Activities:
Cash Increase (Decrease) collection
of note receivable . . . . . . . . . . . . . .            600           0          600
Cash Increase (Decrease) sale of Common Stock.              0           0      200,000
                                                --------------  ----------  -----------
Cash from Financing Activities:. . . . . . . .            600           0      200,600
Net increase (decrease) in cash. . . . . . . .  $       3,198   $       0   $    4,194
Beginning Cash . . . . . . . . . . . . . . . .            996         996            0
Cash as of Statement Date. . . . . . . . . . .  $       4,194   $     996   $    4,194
                                                ==============  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Management has determined that the yacht service segment of our business is not consistent with our efforts to pursue planned oil and gas acquisition candidates. We have since discontinued all operations and efforts to raise capital for our previous business. Operations will consist of management's efforts to attract acquisition candidates in the oil and gas exploration industry. We have obtained an exclusive license to certain oil and gas technologies, which will be utilized to attract potential acquisition candidates. No specific plans have been developed to utilize our licensed technology prior to a proposed acquisition. More information about our new business can be found in our recently filed annual report on Form 10-KSB, Item 1(c) of that report.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS. We have an immediate need for current capital formation to implement our new business plan. First, we intend to launch a private placement/limited offering of additional shares of our common stock in order to launch our operations to identify acquisition targets in the oil and gas exploration industry. We plan on utilizing our exclusive license with TriLucent Technology Corp. to certain oil and gas exploration technologies as an incentive to attract potential candidates. The amount of additional capital needed over the next twelve months is a minimum of $250,000 to a maximum of $500,000. While the operations could identify a more attractive acquisition candidate with a more substantial funding, management has concluded that more significant dilution of the existing shareholder base would be without merit considering our belief in the strength of the licensed technologies. It is our plan is to use this funding to fund the administration of the Company until an acquisition candidate is identified.

     Reference  is  made  to  Note  2,  Going  Concern, of our Audited Financial
Statements of December 31, 2000 (Form 10-KSB): "The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is dependant upon raising capital to continue operations. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty. It is management's plan to raise additional funds to begin our operations."

     Reference is made to Note 3, Development Stage Company, of those Audited Financial Statements: "The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None at this time.

     EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have enjoyed minimal revenues from our charter/SCUBA business, $7,606.00 since inception December 18, 1997, and $2,606 in the currently reporting quarter. These revenues are now classified as non-recurring by reason of our change in our business plan. Our general expenses have decreased during this reporting quarter, as compared to the previous quarter. Having achieved our 1934 Act Registration and acceptance for quotation on the OTCBB (Over-The-Counter Bulletin Board), our legal and professional expenses (as a component of general expenses) are less demanding.

     These results, and reported condition, are not reflective of future operations or results expected from our new business operations.

 (C) ACQUISITION CANDIDATE. We are not a candidate for further acquisitions, reverse or direct, at this time. We cannot rule out the possibility that a business combination, with synergy to our existing business, may become attractive. We do not anticipate any reverse acquisition transaction.

II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.


 (A) NEWLY APPOINTED DIRECTORS. It was previously reported, on Form 10KSB, that Peter Zouvas, Jerry Witte and David Stevenson were appointed as Directors of DP Charters, Inc., upon closing of the acquisition of the new subsidiary, DP Exploration Corp. The Board of Directors Minutes, dated May 15, 2001 report the resignation of the former directors, J. Dan Sifford, Kirt James, David Stevenson and Peter Zouvas and the appointment of Mark Zouvas as CFO and Director to join Jerry Witte, President.

The  following  biographical  information  is  provided  for  the new directors:

     JERRY D. WITTE, age 48, serves as the President and Director of the Company. He has over twenty years experience in the oil and gas exploration industry. Currently he is the President, of FEI exploration, an oil and gas exploration company generating prospect using RRTs technologies in conjunction with traditional exploration tools. From 1998 to 1999 he acted as the Vice President of Exploration for Power Exploration, a start up company focusing on using risk reduction technologies as recon exploration tools and then confirming with traditional exploration technologies. As VP of Exploration he conducted research into the science and patents behind risk reduction tools.

     From  1985  to  1998  Mr.  Witte  held  the  following positions with Sonat
Exploration: From 1997 to 1998 he held the position of Manager of Earth Science Applications which focused on reducing cost, making better business decision and reducing risk of exploration achieved by using computers and new technologies. From 1993 to 1996 he held the position of Manager of Corporate Exploration Planning and Special Projects which concentrated on workflow and exploration strategy analysis, budgeting, short and long-term economic forecast, presentation of technical sciences and company data to Directors and NY stock analysis community. From 1988 to 1992 he held the position of Manager of Acquisition Evaluations where he was responsible for property acquisition for Sonat s initial phase of acquisition and field development, over $300 million dollars spent while more than doubling the companies reserve base. 300 development wells drilled with 90% success. And from 1986 to 1988 he was the District Geologist responsible for field mapping for additional development.

     From 1982 to 1985 Mr. Witte worked for Gulf Oil as a Development and Enhanced Recovery Geologist. Detailed reservoir mapping of highly faulted oil fields for additional development opportunities. Last well drilled found 90 ft of new pay in center of a field with over 500 wells. From 1982 to 1979 he was a Geologist for Reservoirs Inc., where he used Scanning Electron Microscope & X-Ray diffraction, identify the minerals that were hindering production. He also determined completion or remedial workover solutions that would reverse or control this problem.

     MARK ZOUVAS, age 38, serves as Chief Financial Officer and Director for the Company. He has a Bachelors Degree in accounting and Real Estate from the University of California at Berkeley. As a staff auditor with Price waterhouse, he has performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in various venture capital transactions over the past ten years. He was a broker and an accountant in the state of California.

     Mr. Zouvas currently serves as the Chief Financial Officer of Power Exploration, Inc. a publicly traded oil and gas exploration firm located in Fort Worth, Texas. He is also a member of their Board of Directors. He is also a member of the Board of Directors of eKnowledge Group, Inc., a publicly traded online education firm with several offices worldwide.

     Mr. Zouvas brings an increased experience level to the corporate finance capability of the Company. His financial, accounting and banking experience both domestically and worldwide.

     The  respective  Form  3's  have  been  filed  for  the  above  directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. Please see Exhibit 8-K attached hereto and incorporated herein by this reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on March 31, 2001 as indicated.

Dated:  May  21,  2001

                                DP CHARTERS, INC.
                                       by


/s/Jerry  Witte              /s/Mark  Zouvas
   Jerry  Witte                 Mark  Zouvas
   president/director           CFO/director

                                        8


--------------------------------------------------------------------------------
                                   EXHIBIT 8-K

                                FEBRUARY 26, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

                       DATE OF REPORT:  February 26, 2001

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
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

34700  Pacific  Coast  Highway,  Suite  303  Capistrano  Beach  CA         92624
(Address  of  principal  executive  offices)                         (Zip  Code)


     ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS. We had previously announced (by news releases and filings pursuant to section 14 of the 1934 Securities Exchange Act) an intention to acquire TriLucent Technologies, Inc. That intended acquisition will not proceed, due in substantial part to the rapid fall of DP Charters share price and the general deterioration of market conditions. TriLucent has indicated that it exercises its right of Termination of the intended transaction, explaining that under current market conditions, it cannot achieve its objectives to attract investment capital, as anticipated. This acquisition has been contingent on numerous unsatisfied conditions which do not appear capable of being met in a timely manner, as contemplated in the agreements of the parties.

     DP Charters, Inc. continues its program to further revive its original and continuing business to develop recreational tours and open-water recreational diving events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  February  26,  2001
                                DP CHARTERS, INC.
                                       by



/s/Kirt  W.  James             /s/J.  Dan  Sifford,  Jr.
   Kirt  W.  James                J.  Dan  Sifford,  Jr.
   president/director             secretary/director

