Form 10QSB
period 2001-06-30
DP CHARTERS INC/CA
filed 2001-08-14
CIK 1062720

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

                        Commission File Number:  0-27131



                                DP Charters, Inc.

Nevada                                                                88-0381258
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

34190  Sepulveda  Avenue  Suite  200                                       92624
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  487-7295



As of June 30, 2001, 76,660,000 shares of Common stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                       DP CHARTERS, INC.
                                   BALANCE SHEET (UNAUDITED)
                          for the fiscal year ended December 31, 2000
                               and the period ended June 30, 2001

                                                         June 30,   December 31,
                                                           2001        2000
                                                        ----------  ----------
      ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     987   $     996
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .        987         996
                                                        ----------  ----------
OTHER ASSETS
Accounts receivable. . . . . . . . . . . . . . . . . .          0         600
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .          0         600
                                                        ----------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $     987   $   1,596
                                                        ==========  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .     63,565      31,980
                                                        ----------  ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .  $  63,565   $  31,980
                                                        ==========  ==========

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 76,660,000 shares,
   and 76,660,000 shares respectively. . . . . . . . .     76,660      76,660
Additional Paid-In Capital . . . . . . . . . . . . . .    156,440     156,440
Accumulater Equity (Deficit) . . . . . . . . . . . . .   (295,678)   (263,484)
                                                        ----------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .    (62,578)    (30,384)
                                                        ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $     987   $   1,596
                                                        ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                      STATEMENTS OF LOSS AND ACCUMULATED
                               DEFICIT (UNAUDITED)
                 for the periods ended June 30, 2000 and 2001

                                                                                            From
                                                                                       Inception on
                                 From April    From April   From January From January  December 18,
                                 1, 2001 to   1, 2000 to    1, 2001 to   1, 2000 to    1997 through
                                  June 30,      June 30,      June 30,     June 30,      June 30,
                                   2001          2000          2001          2000          2001
                               ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . .  $       -0-   $       -0-   $     2,606   $       -0-   $     7,606
                               ------------  ------------  ------------  ------------  ------------
  Expenses
  General and Administrative.        8,207        16,502        34,800        22,734       291,284
                               ------------  ------------  ------------  ------------  ------------
  Net Loss from Operations. .       (8,207)      (16,502)      (32,194)      (22,734)     (283,678)
  Cumulative Effect of
    Accounting Change . . . .      (12,000)
  Net Income (Loss) . . . . .  $    (8,207)  $   (16,502)  $   (32,194)  $   (22,734)  $  (295,678)
                               ============  ============  ============  ============  ============
  Loss per Share. . . . . . .  $  (0.00011)  $  (0.00024)  $  (0.00045)  $  (0.00033)  $  (0.00474)
                               ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . .   71,448,000    69,697,200    71,448,000    69,697,200    62,382,252
                               ============  ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                          DP CHARTERS, INC.
                                 STATEMENTS OF CASH FLOW (UNAUDITED)
                              for the year ended December 31, 1999 and
                            and the periods ended June 30, 2000 and 2001

                                                                          From
                                                                     Inception on
                                                                     December 18,
                                                  For the periods    1997 through
                                                   ended June 30,       June 30,
                                                  2001       2000        2001
                                                ---------  ---------  ----------
Operating Activities

Net Income (Loss). . . . . . . . . . . . . . .  $(32,194)  $(31,980)  $(295,678)

Less items not effecting cash:
shares issued for services . . . . . . . . . .         0          0      12,500
organization costs . . . . . . . . . . . . . .         0          0      20,000
Increase in payables . . . . . . . . . . . . .    31,585     31,980      63,565
                                                ---------  ---------  ----------
Net Cash from Operations . . . . . . . . . . .      (609)         0    (199,613)
Collection of note receivable. . . . . . . . .       600        600
Cash Increase (Decrease) sale of Common Stock.         0          0     200,000
                                                --------------------------------
Net increase (decrease) in cash. . . . . . . .        (9)         0         987
Beginning Cash . . . . . . . . . . . . . . . .       996        996           0
Cash as of Statement Date. . . . . . . . . . .  $    987   $    996   $     987
                                                =========  =========  ==========

The accompanying notes are an integral part of these financial statements.

                                          DP CHARTERS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                       for the period from inception of the Development Stage
                          on December 18, 1997, through December 31, 1997,
                         for the years ended December 31, 1998 through 2000
                             and for the six months ended June 30, 2000

                                                            Additional  Accumulated  Total Stock-
                                     Common         Par       Paid-In      Equity    holders' Equity
                                      Stock        Value      Capital    (Deficit)     (Deficit)
                                  -------------  ----------  ----------  ----------  ----------
Common Stock issued at inception   200,000,000   $ 200,000   $(180,000)  $       0   $  20,000

Sale of Common Stock . . . . . .    38,080,000      38,080      80,920           0           0

Loss during 1997 . . . . . . . .             0           0           0        (152)          0
                                ---------------------------------------------------------------

Balance at December 31, 1997 . .   238,080,000     238,080     (99,080)       (152)    138,848

Sale of Common Stock . . . . . .    25,920,000      25,920      55,080           0           0

Loss during 1998 . . . . . . . .             0           0           0    (191,527)          0
                                ---------------------------------------------------------------

Balance at December 31, 1998 . .   264,000,000     264,000     -44,000    (191,679)     28,321

Sale of Common Stock . . . . . .        60,000          60         540        (600)          0

Sale of Common Stock . . . . . .    12,500,000      12,500           0           0           0

Loss during 1999 . . . . . . . .             0           0           0     (39,825)          0
                                ---------------------------------------------------------------

Balance at December 31, 1999 . .   276,560,000     276,560     -43,460    (232,104)        996

Shares cancelled . . . . . . . .  (199,900,000)   (199,900)    199,900           0           0
Converted to note receivable . .             0           0           0         600           0

Loss during period ended
     December 31, 2000 . . . . .             0           0           0     (31,980)          0
                                ---------------------------------------------------------------

Balance at December 31, 2000 . .    76,660,000   $  76,660   $ 156,440   $(263,484)  $ (30,384)

Loss during period ended
     June 30, 2001 . . . . . . .             0           0           0     (32,194)          0
                                ---------------------------------------------------------------

Balance at June 30, 2001 . . . .    76,660,000   $  76,660   $ 156,440   $(295,678)  $ (62,578)
                                  =============  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                DP CARTERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
         DECEMBER 31, 2000 AND THE PERIODS ENDED JUNE 30, 2000 AND 2001

NOTES  TO  FINANCIAL  STATEMENTS

DP CHARTERS, INC. ("THE COMPANY"),HAS ELECTED TO OMIT SUBSTANTIALLY ALL FOOTNOTES TO THE FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2001
SINCE THERE HAVE BEEN NO MATERIAL CHANGES (OTHER THAN INDICATED IN OTHER FOOTNOTES) TO THE INFORMATION PREVIOUSLY REPORTED BY THE COMPANY IN THEIR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have no revenues in the current quarter.

 (C) ACQUISITION CANDIDATE. We are not a candidate for further acquisitions, reverse or direct, at this time. We cannot rule out the possibility that a business combination, with synergy to our existing business, may become attractive. We do not anticipate any reverse acquisition transaction.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on June 30, 2001 as indicated.

Dated:  August  13,  2001

                                DP CHARTERS, INC.
                                       by


/s/William Stocker
   William Stocker
   Custodian

