Form 10QSB
period 2001-09-30
DP CHARTERS INC/CA
filed 2001-11-06
CIK 1062720

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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



As of September 30, 2001, 48,330,042 shares of Common stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 DP CHARTERS, INC.
                          (a Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                                    September 30,   December 31,
                                                         2001          2000
--------------------------------------------------------------------------------
                                                        ASSETS
CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       0   $     996
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .          0         996
                                                        ----------  ----------
OTHER ASSETS
Accounts receivable. . . . . . . . . . . . . . . . . .          0         600
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .          0         600
                                                        ----------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $       0   $   1,596
                                                        ==========  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $  84,969   $  31,980
                                                        ----------  ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     84,969      31,980
                                                        ----------  ----------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 48,330,042 shares,
   and 38,330,000 shares respectively. . . . . . . . .     48,330      38,330
Additional Paid-In Capital . . . . . . . . . . . . . .    194,770     194,770
Accumulated Equity (Deficit) . . . . . . . . . . . . .   (328,069)   (263,484)
                                                        ----------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .    (84,969)    (30,384)
                                                        ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $       0   $   1,596
                                                        ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                                DP CHARTERS, INC.
                          (a Development Stage Company)
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                      for the periods ended September 30,
                                  2000 and 2001

                                                                                           From
                                                                                         Inception
                                                                                             on
                                 From July     From July   From January   From January   December 18,
                                 1, 2001 to   1,2000 to      1, 2001 to    1, 2000 to    1997 through
                               September 30, September 30,  September 30, September 30, September 30,
                                   2001          2000          2001          2000            2001
                               ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . .  $       -0-   $     5,000   $     2,606   $     5,000   $     7,606
                               ------------  ------------  ------------  ------------  ------------
  Expenses
  General and Administrative.       32,391        18,165        67,191        40,899       323,675
                               ------------  ------------  ------------  ------------  ------------
  Net Loss from Operations. .      (32,391)      (13,165)      (64,585)      (35,899)     (316,069)
  Cumulative Effect of
    Accounting Change . . . .            0             0             0             0       (12,000)
  Net Income (Loss) . . . . .  $   (32,391)  $   (13,165)  $   (64,585)  $   (35,899)  $  (328,069)
                               ============  ============  ============  ============  ============
  Loss per Share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                               ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . .   35,724,000    27,656,000    35,724,000    27,656,000    31,191,126
                               ============  ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                            DP CHARTERS, INC.
                                      (a Development Stage Company)
                                   STATEMENTS OF CASH FLOW (UNAUDITED)
                                 for the year ended December 31, 1999 and
                            and the periods ended September 30, 2000 and 2001

                                                                             From
                                                                         Inception on
                                                                         December 18,
                                                    For the periods      1997 through
                                                  ended September 30,    September 30,
                                                  2001         2000           2001
--------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss). . . . . . . . . . . . . . .  $(64,585)  $(35,899)  $(328,069)

  Less items not effecting cash:
  shares issued for services . . . . . . . . . .    10,000          0      22,500
  organization costs . . . . . . . . . . . . . .         0          0      20,000
  Increase in payables . . . . . . . . . . . . .    52,989     35,899      84,969
                                                  ---------  ---------  ----------
  Net Cash from Operations . . . . . . . . . . .    (1,596)       -0-    (200,600)

  Collection of note receivable. . . . . . . . .       600          0         600
  Cash Increase (Decrease) sale of Common Stock.         0          0     200,000
                                                  ---------  ---------  ----------
  Net increase (decrease) in cash. . . . . . . .      (996)       -0-           0
  Beginning Cash . . . . . . . . . . . . . . . .       996        996           0
  Cash as of Statement Date. . . . . . . . . . .  $      0   $    996   $       0
                                                  =========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

                                DP Charters, Inc.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                               September 30, 2001



NOTES  TO  FINANCIAL  STATEMENTS

     D P Charters, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form l0-KSB for the Fiscal year ended December 31, 2000.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have no revenues in the current quarter.

 (C) ACQUISITION CANDIDATE. We may become a candidate for further acquisitions, reverse or direct.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity indicated.

Dated:  November  6,  2001
                                DP CHARTERS, INC.
                                       by


/s/William Stocker
   William Stocker
   Custodian