Form 10KSB
period 2001-12-31
DP CHARTERS INC/CA
filed 2002-03-27
CIK 1062720

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-27131

                           For the year ended 12/31/01

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

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock


Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/01

     the aggregate number of shares held by non-affiliates was approximately 10,487,389 shares.

     the number of shares outstanding of the Registrant's Common Stock was 84,497,072

                                               Exhibit Index is found on page 17

Item  1.  Description  of  Business                                            3
      (a)  Organizational  History                                             3
      (b)  Business  History                                                   5
      (c)  The  History  and  Status  of  our  Subsidiary                      5
      (d)  Other  current  Items                                               5
      (e)  Planned  Acquisition                                                5

Item  2.  Description  of  Property                                            8

Item  3.  Legal  Proceedings                                                   8

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8

Item  1.  Management's  Discussion  and  Analysis  or Plan of Operation       10
      (a)  Plan  of  Operation                                                10
      (b)  Current  Disclosure,  before  Acquisition                          10
      (c)  Discussion  and  Analysis  of  Financial  Condition                11
      (d)  Operations  and  Results  for  the  past  four  fiscal years       12
      (e)  Future  Prospects/Acquisition  Candidate                           12

Item  2.  Financial  Statements                                               12

Item  3.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          13

Item  4.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            13

Item  5.  Executive  Compensation                                             15

Item 6.  Security Ownership of Certain Beneficial Owners and Management       15

Item  7.  Certain  Relationships  and  Related  Transactions                  16

Item  8.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    17
      (a)  Financial  Statements                                              17
      (b)  Form  8-K  Reports                                                 17
      (c)  Exhibits                                                           17

                                  INTRODUCTION

     The purpose of this introductory information is to assist the reader in coordinating and understanding the various corporate changes reported since our last Annual Report on Form 10-KSB, for the year ended December 31, 2000.

     On or about December 6, 2000, we announced an intention to acquire TriLucent Technologies, Inc. (TTI), a private Nevada corporation formed on February 10, 2000. We effected a five for one (5:1) forward-split of our outstanding common shares, thus increasing its outstanding capitalization to 38,330,000 shares of common stock upon effectiveness of the forward split. We accepted cancellation of 99,950,000 affiliate shares, with the result that we had 38,330,000 shares issued and outstanding as of December 31, 2000. Accordingly, post-split numbers were used throughout that report.

                               cancelled/return         12/31/2000
 pre-split      post-split      to  treasury      Issued  &  Outstanding
 27,656,000     138,280,000      99,950,000            38,330,000

     The acquisition was cancelled and did not occur. While we did not acquire TriLucent Technologies, Inc. (private), we pursued another transaction, to acquire TriLucent's marketing rights in Canada and China.

      On or about March 5, 2001, we authorized a further forward split, 2 for 1, by which our 38,330,000 shares would become 76,660,000 on March 16, 2001.

     We were to issue 5,000,000 post-split shares of new investment common stock to TriLucent Technologies, Inc. as initial consideration for the purchase of the License Agreement by which we would acquire TriLucent's marketing rights in Canada and China. The transaction did not consummate. The shares were not issued, or if issued, were cancelled without delivery.

     We  reversed  the  previous  forward  split  on  August  14,  2001.

     On October 22, 2001 we reverse-split our common stock 1 for 100, then 48,330,042 common shares.
     Accordingly, share amounts provided in this report have been adjusted as appropriate to reflect the current numbers, giving effect to the forgoing changes.


                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) ORGANIZATIONAL HISTORY. We were duly incorporated in Nevada on December 18, 1997, as DP Charters, Inc., with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. We later expanded our business plan to include the organization of scuba dive tours at various world locations. We may be referred to sometimes as DPI.

     Our  share  issuance  history  is  disclosed  and  displayed  as  follows:

             The Remainder of this Page is Intentionally left Blank

               12/31/99      12/31/00      3/16/01        8/14/01     10/22/01
                Start         5 for 1      2 for 1        1 for 2    1 for 100
1) 12/97 .   20,000,000    100,000,000   200,000,000   100,000,000   1,000,000
2) 12/97 .    6,400,000     32,000,000    64,000,000    32,000,000     320,000
3) 1/98. .        6,000         30,000        60,000        30,000         300
4) 4/99. .    1,250,000      6,250,000    12,500,000     6,250,000      62,500
5) 12/00 .                 (99,950,000) (199,900,000)  (99,950,000)   (999,500)
Subtotal .   27,656,000     38,330,000    76,660,000    38,330,000     383,300
            ===================================================================
Carried. .                                76,660,000    38,330,000     383,300

6) 7/01. .                                20,000,000    10,000,000     100,000
Subtotal .                                96,660,000
                                          ==========
7) 8/01. .                                                      42           0
subtotal .                                              48,330,042
                                                        ==========
8) 10/01 .                                                              13,772
9) 10/01 .                                                          74,000,000
10) 11//01                                                          10,000,000
12/31/01 .                                                          84,497,072
                                                                    ==========



     Now,  giving  these  stock  splits  their  current  effect:

     1. Specifically, 1,000,000 shares were issued at par value to the Principal Shareholder, pursuant to Section 4(2) of the Securities Act of 1933, in December of 1997.

     2. Also at about that time, 320,000 shares (with warrants) were placed among 19 accredited investors, pursuant to Regulation D, Rule 504, promulgated by the Commission pursuant to Section 3(b) of the 1933 Act. All warrants have expired or been cancelled and are no longer of any further force or effect.

      3. In January, 1998, 300 shares were placed pursuant to Rule 504, to a single sophisticated and knowledgeable investor.

      4. In April 1999, 62,500 shares were placed pursuant to Rule 504, to a single sophisticated and knowledgeable investor.

      5. On December 13, 2000, our affiliates surrendered 999,500 shares for cancellation.

     6. July 18, 2001, 100,000 shares were issued pursuant to service agreements and 1933 Act Registration on Form S-8.

     7. On August 14, 2001, the Reverse Split 1 for 2 resulted in a round-up of 42 shares, temporarily carried as zero and adjusted October 22, 2001.

     8. On October 22, the reverse split, 1 for 100, resulted in a round up of 13,772 shares. The was not only a rounding up for fractional shares, but also a savings provision limiting the reverse to 100 shares, for the benefit of small shareholders.

     9. On October 31, 2001, we issued 74,000,000 shares of common stock to Intrepid International, Ltd., pursuant to Section 4(2) of the 1933 Act: These affiliate shares may not be resold without registration: neither 1933 Act
Section  4(1)  nor  Rule  144  is  not  available  as  a  resale  exemption.

     10. On November 2, we issued 10,000,000 shares of common stock, pursuant to 1933 Act Registration on Form S-8 to the principals of PanAmerican Capital Group as a service fee, for providing due diligence and advice and comfort to us and our Corporate Custodian, that any future acquisition be processed and handled through a Broker/Dealer in a regular and professional manner.

     Our common stock, issued and outstanding on 12/31/01 and currently is 84,497,072.


 (B) BUSINESS HISTORY. Our current business initial business was to provide charter yacht services from Dana Point Harbor in California and, later additionally, to provide worldwide SCUBA diving tours. We experienced some bad luck, in connection with our initial application to OTCBB (Over-The-Counter Bulletin Board) for quotation, and then with respect to our 1934 Act Registration, resulting from rule changes occurring in mid-stream, and some technical matters which turned out to be of no great substance. The result was a crucial loss of time and momentum. We attempted to recover and re-dedicate ourselves to our business plan, but we were not ultimately successful. We later experienced difficulty in funding the renewal of our original and current business plan, with the ultimate result that we are now dependent upon the acquisition of profitable assets to make our parent company more attractive to investors.

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


 (C) THE HISTORY AND STATUS OF OUR SUBSIDIARY. We formed a wholly-owned Nevada subsidiary corporation, DP Explorations Corp., and entered into a license agreement (previously disclosed) to market certain technology in Canada and China. This transaction was abandoned and did not consummate in any final transaction, operations or revenues. This subsidiary is of no value and has been or will be dissolved.


 (D)  OTHER  CURRENT  ITEMS.

      (1)  EMPLOYEES.  We  have  no employees other than our Attorney Custodian.

      (2) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

 (E) PLANNED ACQUISITION. We expect to acquire Omnitrix Technologies, Inc. ("OTI"), a private Nevada corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada. OTI has developed a functional prototype and proof of concept demonstrating Asynchronous Collaboration accomplished with transparency to the user and without user interaction. OTI's enhanced nomadic computing includes the Virtual Process Server, Virtual Process Agent and Virtual Integrity Manager.

     AYNCHRONOUS COLLABORATION. Most organizations use asynchronous collaboration tools that enable the work force to coordinate and share information with each other. These systems tend to be document centered and focus on sharing information and ideas.

     SYNCHRONOUS COLLABORATION takes the process to the next level of collaboration and provides the ability to conduct virtual meetings and share information in real time.

     VIRTUAL PROCESS AGENT (VPA) facilitates the distribution, management and operation of nomadic collaborative applications. VPA can dynamically configure a nomadic device to function with the communications access facilities in a given location and then, if required, tailor an application's functionality for a user at that location. VPA is a distributed mobile system's infrastructure software that enables concepts such as nomadic collaboration, global mobility, ubiquitous personalization and adaptable computing.

      (1) MAJORITY SHAREHOLDER ACTION. The following proposals were approved on January 30, 2002, by a majority of all shareholders entitled to vote. This is called Majority Shareholder Action, pursuant to the Nevada Corporate Law. The vote required for approval was 50% (of all entitled shareholders) plus one vote, a simple majority. The actual affirmative vote was 87.64% of all shares issued and outstanding. The proposals were not effective before first completion of this Section 14(c) compliance. Reference is accordingly made and invited to that definitive filing of our INFORMATION STATEMENT PURSUANT TO SECTION 14(c), on or about February 22, 2002. Closing is expected toward the end of March, 2002.

PROPOSAL  1:     To  approved that certain Plan of Reorganization dated November
21, 2001, by which DPI would acquire all of the captial stock of OTI for 10,000,000 (Ten Million) new investment Shares of DPI common stock.

     This proposal would transfer control of this corporation to the shareholders of OTI, with the cancellation of the shares owned by the former management.


PROPOSAL  2:     To  Approve  the  recommendation  of management to dissolve the wholly-owned, empty and unproductive subsidiary DPX, before the acquisition by DPI of OTI, in order to comply with the Plan of Reorganization.

     DP Charters Exploration, Inc. ("DPX"), our wholly-owned subsidiary, did not create a business or profit center, has no assets, liabilities or operations, and it must be dissolved to comply with the present reorganization and acquisition of OTI.


PROPOSAL  3:     To  authorize a change of the corporate name of DPI to Omnitrix
Technologies,  Ltd., or similiar name, as an incident of the acquisition of OTI.

     The name change will involve a simple amendment to our Articles of Incorporation. No other change is authorized.


PROPOSAL  4:     To  ratify  the continuation of Chisholm and Associates, as the
Corporation's  independent  auditor.

     This proposal approves the continuation without interruption of the relationship between this corporation and its independent auditor.

PROPOSAL 5: To elect the following persons to the Board of Directors, upon closing: Raymond Polman and Roger Warren; and to accept the resignation from the Corporate Custodian and Sole Director, William Stocker, upon closing of the transactions contemplated by the Plan of Reorganization and Acquisition.


      (2) INFORMATION STATEMENT PURSUANT TO SECTION 14(C). Our recent definitive filing contains detailed business information supplied by our acquisition target, as well as the Plan of Reorganization, dated January 21, 2002, by which we would acquire all of the capital stock of OTI for 10,000,000 (Ten Million) new investment Shares of Our common stock.

     SHARE CANCELLATION. Immediately upon or prior to the Closing, we shall have accepted the cancellation of 74,050,977 shares of common stock issued provisionally to Intrepid International, with no resale rights. We shall have no more than 10,446,098 issued and outstanding, before the issuance of new acquisition shares.

     ASSETS AND LIABILITIES. We shall have substantially no assets and no liabilities at the time of Closing, except for expenses in connection with this transaction not to exceed $50,000.

     NO REVERSE SPLIT. There shall be no reverse split of the common stock of the public corporation for eighteen months from the date the transaction closes.

     CONVERSION OF OUTSTANDING STOCK: Forthwith upon the effective date hereof, we shall issue 10,000,000 (Ten Million) new investment Shares of DPI common stock to or for the shareholders of OTI, as follows:

     WHOLLY-OWNED SUBSIDIARY. Upon closing, the private target company shall become and be a wholly-owned subsidiary of this public company.

     REVERSE ACQUISITION. This transaction, when and if effected, will be involve a change of control, such that the private target company will control the public company, immediately after closing.

     REASONS AND BENEFITS OF THE TRANSACTION. After considerable effort, we have not succeeded in developing an operating business. The presently proposed acquisition would acquire a promising development stage business with a promise of success. The purpose of the transaction is to acquire productive assets with prospects for achieving profitability for our shareholders.

     FEDERAL TAX CONSEQUENCES. The transaction appears to meet the Internal Revenue Code requirements for a tax free reorganization. The transaction is considered to be a "forward merger" in which there is no gain or loss recognized for the parties.


      (3) EXPECTED NEW MANAGEMENT. Upon closing of the transaction between DPI and OTI, the following persons are expected to be appointed as directors:

     RAYMOND POLMAN, age 41, has over eight years of public accounting and computer consulting experience with a "big five" accounting firm prior to entering into private industry as a senior financial officer. Mr. Polman's technology experience includes the founding of his own wireless company and serving as President and CFO of Nexmedia Technologies, Inc., which he took public in 1998. Mr. Polman has also held several senior finance and business development advisory roles with technology and telecommunications companies including fSONA Communications Corp. (affiliated with British Telecom), MerchantBridge.com, Optica Communications and Image Power, Inc. Mr. Polman holds a Bachelors of Science in Mathematical Economics from the University of Victoria and is a chartered accountant.

     ROGER WARREN, age 51, is acting CTO and co-founder of OTI. He brings a long record of enterprise software development and sales success, including senior management and sales roles at DEC, Amdahl and Tandem Computers. He also has significant experience in software development as Founder of Netshare Technologies, a pioneer in the development of high-resolution image management systems and Web-based digital object delivery systems. Mr. Warren has also previously been the Chief Technical Officer of Visionary Management Technologies and was responsible for the technical vision, design and development of their Visionary Mobile Computing Platform for the SFA and CRM markets. Prior to VMT, Mr. Warren was the Director of Image Systems for Image Data Corp. Select technology accomplishments include building the InVision Image Database System for Image Data Corp. and the Weblearn distance learning system for Intel (Weblearn was the first digital object delivery system specifically tailored for the Internet and was used to deliver multi-dimensional Web-based training to over 22,000 Intel employees in 11 countries). Mr. Warren holds Bachelor of Science degrees in finance and statistics from California State University, Chico.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of our Attorney Custodian. We are charged for outside copying and Federal Express, U.P.S and other messenger services. We do not pay for routine telephone. We pay for in-house copying, but not United States Mail. Our address for mail and deliveries is 24843 Del Prado, Dana Point CA, 92629. Our affairs are conducted a 34190 Sepulveda Avenue, Suite 200, Capistrano Beach CA 92624. This latter suite is the Office of our Attorney Custodian. We do not own dive boats or diving equipment. Our telephone is 949-487-7295, and fax is 949-487-7285.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending involving us, as of the preparation of this Report, and none are anticipated or threatened.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Please  refer  to  Item  1  (e)  for  this  information.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

     MARKET INFORMATION. Our Common Stock is cleared for quotation Over the Counter on the Bulletin Board ("OTCBB"). The following information is based on standard reporting sources. The source is Bloomberg:

                    period     high bid     low bid     volume
                   3rd 2000     $0.11     $0.047     25,000,000
                   4th 2000      0.43       0.11     45,000,000
                   1st 2001    46.880.     11.00        810,000
                   2nd 2001     38.00      20.00        301,800
                   3rd 2001     29.00       0.50        200,000
                   4th 2001      1.02       0.15      1,470,000

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. There was no trading in 1999 or during the first two quarters of 2000.

     HOLDERS. There are presently 44 shareholders of record and approximately 362 beneficial owners of our common stock as of February 4, 2002, (Record Date in the Definitive Information Statement pursuant to Section 14(c) filed on February 22, 2002).

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

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker -dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

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

     SALES OF UNREGISTERED COMMON STOCK 2001. On October 31, 2001, we issued 74,000,000 shares of common stock to Intrepid International, Ltd., pursuant to
Section 4(2) of the 1933 Act. These interim control shares were issued for the purpose of substantially reversing a previous cancellation of the control block in connection with an acquisition which did not consummate.

     These affiliate shares are expressly the control block of a company with no active business or plan, other than to seek a profitable business combination. These affiliate shares may not be resold without registration. Neither 1933 Act
Section 4(1) nor Rule 144 is not available as a resale exemptions with respect to these shares. These shares are scheduled for cancellation upon closing our presently announced acquisition.


       ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. We intend and expect to close our acquisition of Omnitrix Technologies, Inc. ("OTI"), before the end of March. OTI has developed a functional prototype and proof of concept demonstrating Asynchronous Collaboration accomplished with transparency to the user and without user interaction. OTI's enhanced nomadic computing includes the Virtual Process Server, Virtual Process Agent and Virtual Integrity Manager. Upon closing, OTI will control this public company and will pursue its business plan.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. For the above stated reason, we have no financing plans of our own, and no need or expectation of additional funding before closing. We are not able nor empowered to anticipate the need, if any, that OTI may report, for funding, following closing.

 (B)  CURRENT  DISCLOSURE,  BEFORE  ACQUISITION.

     SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     EXPECTED  PURCHASE  OR  SALE  OF  PLANT  AND  SIGNIFICANT  EQUIPMENT. None.

     EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

             The Remainder of this Page is Intentionally left Blank

 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION. We have enjoyed no revenues this year, but have continued to incur expenses, in connection with two failed acquisitions, and our current probable acquisition. These statements do not reflect our probable acquisition of OTI in year 2002.

              Balance Sheet:             12/31/01       12/31/00
              Selected  Information
              Cash and Equivalents              0           996
              Notes Receivable                  0           600
              Current Assets                    0         1,596
              Total Assets                      0         1,596
                                        ========================
              Accounts Payable              1,375             0
              (Related Party) (Note 4)    110,004        31,980
              Total Liabilities           111,379        31,980
              Common Stock                 84,497           383
              Paid-in Capital             258,380       232,717
              Accumulated Deficit        (454,256)     (263,484)
              Total Equity               (111,379)      (30,384)
              Total Liabilities and Equity      0         1,596
                                        ========================

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

     The Accounts Payable (Related Party) (Note 4) represents fees and costs we accrued during year as time/fee charges of $31,980 from Intrepid International, Ltd., our previous principal consultant, then but no longer a shareholder; debt relief and other professional services.

             The Remainder of this Page is Intentionally left Blank

 (D)  OPERATIONS  AND  RESULTS  FOR  THE  PAST  FOUR  FISCAL  YEARS.

                                                                                  Inception
                                                                                  March 25,
                                               For the Years                        1998
                                                   ended                             to
 Operations                                      December 31                       12/31
                                      2001         2000       1999        1998      2001
--------------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $            0   $    5,000   $      0   $       0   $   5,000
 Total Revenues. . . . . .               0        5,000          0           0       5,000
Expenses:
 General & Administrative.        (190,772)     (36,980)   (27,825)   (191,527)   (447,256)
                            ===============================================================
 Total Expenses. . . . . .        (190,772)     (36,980)   (27,825)   (191,527)   (447,256)
Interim Net (Loss) . . . .        (190,772)     (31,980)   (27,825)   (191,527)   (442,256)
Cumulative Effect of . . .                                 (12,000)                (12,000)
Accounting Change
Net (Loss) . . . . . . . .        (190,772)     (31,980)   (39,825)   (191,527)   (454,256)
                            ===============================================================



     We have enjoyed no revenues this year, but have continued to incur expenses, in connection with two failed acquisitions, and our current probable acquisition. These statements do not reflect our probable acquisition of OTI in year 2002. Our expenses have consisted of legal, professional and accounting fees since our inception. Only very modest and incidental expense is attributable to our revenue generation.

 (E) FUTURE PROSPECTS/ACQUISITION CANDIDATE. Our future prospects are expected to be those of Omnitrix Technologies, Inc., following acquisition. As of the final preparation of this Annual Report for the year ended December 31, 2001, we expect to close that acquisition about the end of March 2002. The resulting reorganized company is expected to be re-named and called Nomadic Collaboration International, Inc.


                         ITEM 2.  FINANCIAL STATEMENTS.

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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

          AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2001 and 2000, are provided as Financial Statement: Attachment FK-01, filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced and discussed in the preceding Item 6.


             ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III


    ITEM 4.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Effective August 1, 2001, our affairs have been entrusted to WILLIAM STOCKER, Attorney at Law, as Custodian and Trustee of our affairs. Mr. Stocker has been our Special Securities Counsel continuously since our inception. Mr. Stocker has been engaged in representing development stage corporations since 1988. From 1969 until 1988, he was engaged in general business, bankruptcy and real estate litigation.

     Disclosure is also provided as to other persons who served as officers, directors or controlling persons, during this reporting year 2001, before August 1, 2001.

     J. DAN SIFFORD, JR., age 62, our former President since inception, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation
Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.

     KIRT W. JAMES, age, 43, our former Secretary-Treasurer, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became

President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage.

      PETER ZOUVAS, JERRY WITTE and DAVID STEVENSON were appointed as Directors of DP Charters, Inc., upon initial closing of the organization and of the new subsidiary, DP Exploration Corp. The Board of Directors Minutes, dated May 15, 2001 report the resignation of the former directors, J. Dan Sifford, Kirt James, David Stevenson and Peter Zouvas and the appointment of Mark Zouvas as CFO and Director to join Jerry Witte, President. These Officers and Directors served briefly until July 31, 2001, about which time the DP Exploration project was abandoned.

     JERRY D. WITTE, age 48, served as the President and Director of the Company. He has over twenty years experience in the oil and gas exploration industry. Currently he is the President, of FEI exploration, an oil and gas exploration company generating prospect using RRTs technologies in conjunction with traditional exploration tools. From 1998 to 1999 he acted as the Vice President of Exploration for Power Exploration, a start up company focusing on using risk reduction technologies as recon exploration tools and then confirming with traditional exploration technologies. As VP of Exploration he conducted research into the science and patents behind risk reduction tools.

     From  1985  to  1998  Mr.  Witte  held  the  following positions with Sonat
Exploration: From 1997 to 1998 he held the position of Manager of Earth Science Applications which focused on reducing cost, making better business decision and reducing risk of exploration achieved by using computers and new technologies. From 1993 to 1996 he held the position of Manager of Corporate Exploration Planning and Special Projects which concentrated on workflow and exploration strategy analysis, budgeting, short and long-term economic forecast, presentation of technical sciences and company data to Directors and NY stock analysis community. From 1988 to 1992 he held the position of Manager of Acquisition Evaluations where he was responsible for property acquisition for Sonats initial phase of acquisition and field development, over $300 million dollars spent while more than doubling the companies reserve base. 300 development wells drilled with 90% success. And from 1986 to 1988 he was the District Geologist responsible for field mapping for additional development.

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

     MARK ZOUVAS, age 38, served as Chief Financial Officer and Director for the Company. He has a Bachelors Degree in accounting and Real Estate from the University of California at Berkeley. As a staff auditor with Price Waterhouse, he has performed services for clients in the banking and real estate industries. Mr. Zouvas has been involved in various venture capital transactions over the past ten years. He was a broker and an accountant in the state of California. Mr. Zouvas currently serves as the Chief Financial Officer of Power Exploration, Inc. a publicly traded oil and gas exploration firm located in Fort Worth, Texas. He is also a member of their Board of Directors.

     J. Dan Sifford and Kirt W. James were initially the Officers and Directors of Intrepid International Ltd. of Nevada, originally the United States Subsidiary of Intrepid International S.A. of Panama, then the Principal Shareholder. Please see Item 7, Certain Relationships etc., for information.

                        ITEM 5.  EXECUTIVE COMPENSATION.

     Our Corporate Custodian and Trustee accrues compensation at his normal rate of $300 per hour. During the year 2001 he received 4,000 shares of common stock, valued at a total of $800 (800,000 pre-slit at par value of $0.001), registered on July 18, 2001 on Form S-8 and as amended on March 13, 2002. Previous officers and directors during 2001 did not receive any form of compensation.

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation ' 228.402.


                                                                   |    Long Term Compensation   |
                              |        Annual Compensation         |        Awards      | Payouts|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
William Stocker,         2001          0           0            0        800      0        0          0   |
Custodian                2000          0           0            0          0      0        0          0   |
                         1999          0           0            0          0      0        0          0   |
J. Dan Sifford, .        2001          0           0            0          0      0        0          0   |
President                2000          0           0            0          0      0        0          0   |
                         1999          0           0            0          0      0        0          0   |




    ITEM 6.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Please refer to explanatory notes if any, for clarification or additional information. The total issued and outstanding is presented at the foot of the table for reference, and not as a total of the column above it.


Name and Address of Beneficial Owner             Actual                Attributed
common stock                                     shares                  shares
                                                 owned          %         Owned       %
-------------------------------------------------------------------------------------------
William Stocker Esq. (1)
34190 Sepulveda Ave, Suite 200
Capistrano Beach CA 92624 Attorney Custodian.       4,000         0.00  74,009,683   87.59
Intrepid International Ltd. (1)
c/o William Stocker Esq.
34190 Sepulveda Ave, Suite 200
Capistrano Beach CA 9262. . . . . . . . . . .  74,005,683        87.58  74,009,683   87.59
All Officers and Directors as a Group . . . .  74,009,683        87.59  74,009,683   87.59
                                               ===========================================
Reference Only: Total Issued and Outstanding.  84,497,072       100.00
                                               =======================



     (1) Following the failure of two successive acquisitions programs, the previous officers and directors retired on May 15, 2001. William Stocker, attorney at law, assumed the Custodianship of our affairs. Mr. Stocker is also Custodian and Trustee for the former Intrepid International, Ltd., of Nevada, for the purpose of winding up its affairs. Intrepid is an interim controlling shareholder temporarily. The 74,009,683 shares are scheduled for cancellation, upon closing the current probable acquisition.

     CHANGES IN CONTROL. The current probable acquisition would result in a change of control of this Corporation. It has been fully disclosed in Item 1 of
Part  I.


            ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     INTREPID INTERNATIONAL, S. A. ("Intrepid-Panama") was our principal shareholder originally. INTREPID INTERNATIONAL, LTD. ("Intrepid-Nevada") was the United States agent of and for Intrepid-Panama in North America and Europe. Neither Intrepid International (Panama or Nevada) is, was or acted as an investment banker, nor a broker or dealer of securities. Intrepid was a provider of technical support services to us. The officers of Intrepid International (Nevada) were two individuals; Kirt W. James, and J. Dan Sifford, Jr., which two individuals were historically our officers and directors. Mr. Sifford was the sole director, as United States Representative of Intrepid-Panama. These relationships terminated no later than July 31, 2001.

     Currently no relationship exists between Intrepid-Panama. Intrepid-Nevada is insolvent and under the Custodianship of William Stocker. Mr. James and Mr. Sifford retired from corporate offices with us, about May 2001.

   ITEM 8.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. AUDITED FINANCIAL STATEMENTS: for the years ended December 31, 2001 and 2000, are provided as Financial Statement: Attachment FK-01, following the body of filing.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.

     (1) The following Exhibits are incorporated by reference to our previous Form 10-KSB, for the year ended December 31, 2000.

     Exhibit 3.1 Articles of Incorporation: DP Charters, Inc., a Nevada Corporation

     Exhibit  3.2   By-Laws:  DP  Charters,  Inc.


     (2) The following Exhibit is incorporated by reference to Attachment A to our Definitive Information Statement Form 14C.

     Exhibit  2.1   Plan  of  Reorganization.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  20,  2002
                                DP CHARTERS, INC.
                                       by

                               /s/William Stocker
                                 William Stocker
                            Custodian / Sole director

--------------------------------------------------------------------------------
                                ATTACHMENT FK-01

                          AUDITED FINANCIAL STATEMENTS:

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000
                                       AND
                                    INCEPTION
--------------------------------------------------------------------------------

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                              FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

                                 C O N T E N T S



Independent  Auditor's  Report  .                          21

Balance  Sheets                                            22

Statements  of  Operations                                 23

Statements  of  Stockholders'  Equity  .                   24

Statements  of  Cash  Flows       .                        26

Notes  to  the  Financial  Statements  .                   27

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of D P Charters, Inc.

We have audited the accompanying balance sheets of D P Charters, Inc. (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and from inception on December 18, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D P Charters, Inc. (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and from inception on December 18, 1997 through December 31, 2001 in conformity with generally accepted accounting principles.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  16,  2002

                               D P CHARTERS, INC.
                         (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                      December  31,
                                               2001                  2000
--------------------------------------------------------------------------------

Current  assets
   Cash                                  $            -          $         996
   Notes  Receivable  (Note  6)                       -                    600

      Total  Assets                      $            -          $       1,596
                                         ======================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  Payable                              1,375                      -
Accounts Payable-related party (Note 4)  $      110,004          $      31,980
      Total  Liabilities                        111,379                 31,980


Stockholders'  Equity
   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  84,497,072  and
     383,300,  respectively                      84,497                    383
   Additional  Paid  in  Capital                258,380                232,717
   Deficit  Accumulated  During  the
     Development  Stage                        (454,256)              (263,484)

       Total  Stockholders'  Equity            (111,379)               (30,384)


Total Liabilities and
Stockholders' Equity                     $            -          $       1,596
                                         ======================================

  The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                             Statements of Operations


                                                                                             From
                                                                                         Inception  on
                                                      For  the  Year                     December  18,
                                                          Ended                          1997 through
                                                       December 31,                      December  31,
                                          2001            2000              1999             2001
----------------------------------------------------------------------------------------------------------

Revenues:                                $           -     $       5,000    $          -     $      5,000

Expenses:

   General  &  Administrative                 (190,772)          (36,980)        (27,825)        (447,256)

          Total  Expenses                     (190,772)          (36,980)        (27,825)        (447,256)

Net  (Loss)  Before  Cumulative
        Effect  of  Accounting  Change        (190,772)          (31,980)        (27,825)        (442,256)

Cumulative Effect of Accounting Change               -                 -         (12,000)         (12,000)

Net  (Loss)                              $     (190,772)   $     (31,980)   $    (39,825)    $   (454,256)
                                         =================================================================
Net  (Loss)  Per  Share:
     Loss  before  cumulative  effect
        of accounting change                       (.01)            (.01)           (.01)            (.10)
     Cumulative Effect of Accounting Change           -                -               -                -

Net  (Loss)  Per  Share                  $         (.01)   $        (.01)   $       (.01)    $       (.10)
                                         =================================================================

Weighted  average shares outstanding         13,096,022        1,715,897       4,136,532        4,249,874
                                         =================================================================

  The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                             Additional                          Deficit
                                                                              Paid-in                          Accumulated
                                                                              Capital                          During  the
                                                   Common  Stock            (Discount on    Subscriptions      Development
                                             Shares            Amount           Stock)        Receivable          Stage
----------------------------------------------------------------------------------------------------------------------------

Balance at beginning of development
 stage  -  December  18,  1997                       -     $          -     $          -     $          -     $           -

Shares issued for organizational costs       1,000,000            1,000           19,000                -                 -

Shares  issued  for  cash  at  $0.625
  per  share                                   190,400              190          118,810                -                 -

Net loss December 31, 1997                           -                -                -                -              (152)

Balance,  December  31,  1997                1,190,400            1,190          137,810                -              (152)

Shares  issued  for  cash  at  $0.625
  per  share                                   129,600              130           80,870                -                 -

Net  loss  December  31,  1998                       -                -                -                -          (191,527)

Balance,  December  31,  1998                1,320,000            1,320          218,680                -          (191,679)

Shares  issued  for  subscription
 receivable  at  $2.00  per share                  300                -              600             (600)                -

Shares  issued  for  services  at  $0.20
 per share                                      62,500               63           12,437                -                 -

Net loss December 31, 1999                           -                -                -                -           (39,825)

Balance,  December  31,  1999                1,382,800            1,383          231,717             (600)         (231,504)

Shares  canceled                              (999,500)          (1,000)         198,900                -                 -

Converted  to notes receivable                       -                -                -              600                 -

Net  loss  December 31, 2000                         -                -                -                -           (31,980)

Balance,  December  31,  2000                  383,300              383          232,717                -          (263,484)

Shares  issued  for  license  agreement
 at  $0.20  per  share                          25,000               25            4,975                -                 -

Shares  canceled for license agreement         (25,000)             (25)          (4,975)               -                 -

Shares  issued  for  debt  relief  at  $0.20
 per  share                                    100,000              100           19,900                -                 -

Contributed  Capital                                 -                -            5,763                -                 -

  The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity
                                    CONTINUED

                                                                             Additional                          Deficit
                                                                              Paid-in                          Accumulated
                                                                              Capital                          During  the
                                                   Common  Stock            (Discount on    Subscriptions      Development
                                             Shares            Amount           Stock)        Receivable          Stage
----------------------------------------------------------------------------------------------------------------------------

Rounding  of  shares                             13,973              14               -                -                  -

Shares  issued  for  services  at  $0.001
 per  share                                  10,000,000           10,000              -                -                  -

Shares  issued  for  services  at  $0.001
 per  share                                  74,000,000           74,000              -                -                  -

Canceled  shares                                   (201)               -              -                -                  -

Net  loss  December  31,  2001                        -                -              -                -           (190,772)

Balance,  December 31, 2001 84,497,072   $       84,497    $     258,380   $          -   $     (454,256)
                                         ================================================================

  The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                                                          From
                                                                                     Inception  on
                                                     For the Year                     December 18,
                                                        Ended                        1997  through
                                                     December  31,                    December 31,
                                         2001            2000            1999             2001
------------------------------------------------------------------------------------------------------
Cash  Flows  form  Operating  Activities

     Net  loss                       $       (190,772)   $     (31,980)   $   (39,825)   $   (454,256)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations
     Amortization                                   -                -         16,000          20,000
     Shares issued for services                84,014                -         12,500          96,514
     Decrease in accounts receivable              600                -              -             600
     Increase  in accounts payable              1,375                -              -           1,375
     Increase  in  accounts  payable-related
        party                                 103,787           31,980              -         135,767

Net  Cash  Flows  used  in
 Operating  Activities                           (996)               -        (11,325)       (200,000)

Cash Flows from Investment Activities:              -                -              -               -

Cash  Flows  from  Financing  Activities:

      Proceeds  from Issuance of stock               -               -              -         200,000

Net  increase  (decrease)  in cash                (996)              -        (11,325)              -

Cash,  beginning  of  year                         996             996         12,321               -

Cash,  end  of year                    $             -   $         996   $        996    $          -
                                       ===============================================================

Supplemental  Cash  Flow  Information
   Cash  Paid  for:
     Interest                          $             -   $           -   $          -    $          -
     Taxes                             $             -   $           -   $          -    $          -


Supplemental  Non-cash  Disclosure:

In 1999, the Company issued 62,500 of its common stock for services valued at $12,500.

In 2000, the Company's shareholders returned 999,500 shares of its common stock which were then cancelled.

In 2000, the Company converted the $600 subscription receivable to a notes receivable.

  The accompanying notes are an integral part of these financial statements.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows
                                    CONTINUED

Supplemental  Non-cash  Disclosure  (continued):

In 2001, the Company issued 100,000 shares of common stock to a related-party for debt relief valued at $20,000. In 2001, the same related-party forgave debt in the amount of $5,763.

In 2001, the Company issued $10,000,000 shares of common stock for services valued at $10,000.

In 2001, the Company issued $74,000,000 shares of common stock for services to a related-party valued at $74,000.

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 2001 and 2000

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating losses totaling approximately $454,256 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, per FASB 109 the potential tax benefits of the loss carryforward are offset by the valuation of the same amount.

    Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.

                                              December  31,
                                        2001                2000
--------------------------------------------------------------------
     NOL  carrryforward            $     154,400       $     86,000
     Valuation  allowance               (154,400)           (86,000)
     Total                         $           -       $          -
                                   =================================

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

                               D P CHARTERS, INC.
                          (a Development Stage Company)
                       Notes to The  Financial Statements
                           December 31, 2001 and 2000

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

     In July 2001, the Company issued 20,000,000 shares of its common stock to a related-party for debt relief valued at $20,000. In July 2001, the same related-party forgave debt in the amount of $5,763.

     In November 2001, the Company issued 74,000,000 shares of its common stock to a related-party for services valued at $74,000.


NOTE  5  -  Change  in  Accounting  Principles

During the year ended December 31, 1999, the Company changed its method of amortization of organizational costs in accordance with SOP 98-5 and expensed the remaining balance. The effect of this change was to decrease net income for the year ended December 31, 1999 by $12,000 ($0.00 per share).

NOTE  6  -  Stockholders'  Equity

In January 1999, the Company issued 300 shares of its common stock for a subscription receivable of $600.

In April 1999, the Company issued 62,500 shares of its common stock for services valued at $12,500.

                                D P CHARTERS INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                           December 31, 2001 and 2000

NOTE  6  -  Stockholders'  Equity  (continued)

     In December 2000, the Company converted the $600 subscription receivable at December 31, 1999 to a notes receivable. The note is non-interest bearing and due on February 5, 2001.

     In December 2000, the Company's shareholders returned 999,500 shares of its common stock. These shares were then cancelled by the Company.

     In December 2000, the Company authorized a 5 for 1 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

     In March 2001, the Company authorized a 2 for 1 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

     In March 2001, the Company issued 25,000 shares of its common stock for a license agreement valued at $5,000. In June 2001, these 25,000 shares as well as the license agreement were cancelled.

     In July 2001, the Company issued 100,00 shares of its common stock to a related-party for debt relief valued at $20,000. In July 2001, the same related-party forgave debt totaling $5,763.

     In August 2001, the Company authorized a 1 for 2 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

     In October 2001, the Company authorized a 1 for 100 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

     In November 2001, the Company issued 10,000,000 shares of its common stock for services valued at $10,000.

     In November 2001, the Company issued $74,000,000 shares of its common stock for services to a related-party valued at $74,000.