Form 10QSB
period 2002-03-31
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2002-05-20
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27131

Nomadic Collaboration International, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0381258 (I.R.S. Employer Identification No.)
15359 North East 90th Street Redmond, WA 98052 (Address of principal executive offices)
(425) 869-6868 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,446,895 common shares outstanding as of May 16, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nomadic Collaboration International, Inc.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 17, 2002

/s/ Raymond Polman
Director of Nomadic Collaboration International, Inc.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

MARCH 31, 2002

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$3,375	$1,375
Accounts payable due to related parties	110,004	110,004

Total current liabilities	113,379	111,379

Stockholders' deficiency
Common stock
Authorized
100,000,000 common shares, par value of $0.001
Issued
84,497,072 common shares (December 31, 2001 - 84,497,072)	84,497	84,497
Additional paid-in capital	258,380	258,380
Deficit accumulated during the development stage	(456,256)	(454,256)

Total stockholders' deficiency	(113,379)	(111,379)

Total liabilities and stockholders' deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on December 18, 1997 to March 31, 2002	Three Month Period Ended March 31, 2002	Three Month Period Ended March 31, 2001

Revenues	$5,000	$-	$-

General and administrative expenses	(449,256)	(2,000)	(23,987)

Loss before other item	(444,256)	(2,000)	(23,987)

OTHER ITEM
Cumulative effect of accounting change	(12,000)	-	-

Loss for the period	$(456,256)	$(2,000)	$(23,987)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		84,497,072	38,330,000

The accompanying notes are an integral part of these financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Cumulative Amounts From Incorporation on December 18, 1997 to March 31, 2002	Three Month Period Ended March 31, 2002	Three Month Period Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(456,256)	$(2,000)	$(23,987)
Items not affecting cash:
Amortization of organizational costs	20,000	-	-
Shares issued for services	96,514	-	-

Changes in non-cash working capital item:
Decrease in note receivable	600	-	600
Increase in accounts payable and accrued liabilities	3,375	2,000	26,585
Increase in accounts payable due to related parties	135,767	-	-

Net cash provided by (used in) operating activities	(200,000)	-	3,198

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	200,000	-	-

Net cash provided by financing activities	200,000	-	-

Increase in cash during the period	-	-	3,198

Cash, beginning of period	-	-	996

Cash, end of period	$-	$-	$4,194

Cash paid during the period for interest		$ -	$ -

Cash paid during the period for income taxes		$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 2002
(Unaudited)

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on December 18, 1997 under the Laws of the State of Nevada and is considered to be a development stage company as it has not generated significant revenues from its operations.

On April 8, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

3. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to identify and negotiate an acquisition of assets or a business and secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	March 31, 2002	December 31, 2001

Deficit accumulated during the development stage	$(456,256)	$(454,256)
Working capital (deficiency)	(113,379)	(111,379)

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MARCH 31, 2002
(Unaudited)

4. SUBSEQUENT EVENTS

On April 2, 2002, the Company cancelled 74,050,977 of its issued common shares. On April 8, 2002, the Company acquired all the issued and outstanding capital stock of Omnitrix Technologies, Inc. ("Omnitrix") by issuing 10,000,000 common shares to the shareholders of Omnitrix. Concurrent with the Company acquiring Omnitrix, accounts payable due to related parties of $110,004 were forgiven by the related parties.

5. SEGMENTED INFORMATION

The Company conducts operations in one business segment in the United States of America.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Nomadic" mean Nomadic Collaboration International, Inc. and our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

We were incorporated in the state of Nevada on December 18, 1997 as "DP Charters, Inc.". On April 8, 2002, we changed our name to "Nomadic Collaboration International, Inc.".

From our incorporation until September 2000, we pursued our business as a charter yacht service provider in Dana Point Harbor in California, which was ultimately unsuccessful. Between September 2000 and March 2002, as we did not have an operating business that we could pursue, we sought to either identify a suitable business opportunity or to enter into a suitable business combination and operated as a "blank check" company. On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix Technologies Inc., a Delaware company, pursuant to an Agreement and Plan of Reorganization, dated February 22, 2002 between our company, Omnitrix and the shareholders of Omnitrix. Under the terms of the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of common stock of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the Shareholders of Omnitrix, pro-rata based on their pre-acquisition holdings of the common and preferred stock of Omnitrix. Immediately prior to the acquisition, there were 1,129,063 preferred shares of Omnitrix which were exchanged for 8,529,166 of our common shares and 1,470,834 common shares which were exchanged for an equal number of our common shares.

We had a total of 84,497,072 shares of common stock issued and outstanding immediately prior to the acquisition of Omnitrix. The Plan of Reorganization involved the cancellation of 74,050,977 shares of common stock, leaving 10,446,895 shares of common stock issued and outstanding, followed by the issuance of 10,000,000 shares of common stock by our company to the shareholders of Omnitrix pursuant to the acquisition. The shareholders of Omnitrix were issued 10,000,000 shares of common stock, pro rata, representing immediately following the acquisition 48.9% of the total 20,446,895 shares of common stock issued and outstanding immediately after the acquisition.

The operating plan and marketing of our company became those of Omnitrix as reflected below.

We drive business justification of mobile computing with rapid cost savings and productivity gains. Our goal is to make fortune 5000 businesses more productive by creating new vertical niche applications that aggregate middleware components, analytical capabilities and capillary networking functionality into business applications that yield productivity and efficiency gains.

We aggregate enterprise application components, analytical and collaborative technologies, and new enterprise technologies to assist in mobile capture of data, routing data through enterprise applications where business rules are defined and executed, followed by routing alerts and performance monitoring data to varying levels of enterprise decision makers. Our value proposition involves performance related improvements of existing enterprise applications in vertical markets such as Performance Monitoring or Performance Management and Enhancement.

At this time, we are testing our products with strategic partners in efforts to jointly market these products to existing clients of those strategic partners and new prospects of strategic partners. We recently expanded our management team and are in the process of raising additional financing of between $2 million and $10 million to meet our operating requirements of the next year.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2002 and March 31, 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on March 27, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Cash Requirements

Over the twelve month period ending March 31, 2003, we anticipate that we will have to raise between $2 million and $10 million to meet our operating requirements. It is likely that we will raise these funds through the sale of our equity securities and/or debt financing.

Product Research and Development

Embedded Nomadic Collaboration is a technology that allows nomadic and collaborative objects to become contextual and embedded in business processes rather than co-exist as separate software applications.

To achieve this, commercially available collaboration tools, such as messaging, calendars and awareness alerts, are aggregated so that they can be accessed in whatever application users work in. Currently Embedded Nomadic Collaboration is being integrated with the tools and application components of our strategic partners.

Embedded Nomadic Collaboration is comprised of components that are exposed as standards-based Web services and are used to aggregate nomadic objects within an application context. This allows nomadic collaboration without leaving the same single user interface.

We plan to continue limited additional research over the next twelve months as we will be focusing our efforts on integration services on a fee for service relationship with our prospective clients and the prospective clients of our strategic marketing partners. Additional product enhancements will be achieved by our Chief Technology Officer and research and development integration staff.

We anticipate that we will expend approximately $250,000 on research and development over the twelve months ending March 31, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2003.

Employees

We currently retain one employee and seven consultants. We anticipate that by June 30, 2002 we will employ seven senior managers and by September 30, 2002, a total of ten employees. Over the twelve months ending March 31, 2003, we anticipate a continual increase in the number of employees we retain in connection with the recent acquisition of our subsidiary, Omnitrix Technologies Inc.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE OUR FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company primarily involved in the development of software products designed to enable access to information on a wide variety of mobile devices and over a broad range of enterprise networks. In light of that fact that we only recently acquired Omnitrix Technologies Inc., we do not have a historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and developing new products. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- successfully develop and market our software and services;

- successfully enhance our software and services to keep pace with changes in technology and changes demanded by users of such products and services; and

- obtain the necessary financing to implement our business plan.

Given our limited operating history, minimal sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a loss for the year ended December 31, 2001 of $190,772 and a loss of $2,000 for the three months ended March 31, 2002. We have generated only $5,000 in revenues from our inception on December 18, 1997 to March 31, 2002. Although we anticipate that revenues will increase, we expect a concurrent increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our software and services gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 financial statements, which form part of our annual report on Form 10-KSB, filed on March 27, 2002. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from December 18, 1997 (incorporation) to March 31, 2002 of $456,256. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge, market developments and an ability to successfully market our software and services. Our recurring operating losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have projected that we will require between $2 million and $10 million over the period ending March 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- our projections for the sales and marketing costs of our software products are understated;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our software products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business objectives.

We will depend almost exclusively on outside capital to pay for the continued development and eventual marketing of our software products and services. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available from investors to meet continuing development and administration costs or if the capital is available that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in amounts and on terms deemed acceptable, our continuing business and future success will be adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR SOFTWARE PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

As we proceed with the development and eventual marketing and sale of our software products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively could have a material adverse effect on our business and financial condition.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR SOFTWARE PRODUCTS, OUR ABILITY TO GENERATE REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our software products. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our products is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of our software products, as a result of competition, technological change, lack of consumer demand or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these products, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing our products or any new products, software programs, applications or enhancements, and any failure to do so would significantly harm our business.

WE RECENTLY COMMENCED THE MARKETING AND SELLING OF OUR SOFTWARE PRODUCTS. IF THE COMPUTER AND TECHNOLOGY INDUSTRY DOES NOT ACCEPT OUR PRODUCTS, WE WILL BE UNABLE TO SUCCESSFULLY BUILD OUR BUSINESS.

Our success will depend on the acceptance of our software by the computer and technology industry Fortune 5000-sized businesses. Achieving such acceptance will require significant marketing investment. We cannot assure you that our existing or proposed products will be accepted by the small and medium-sized enterprises at sufficient levels to support our operations and build our business.

RAPID TECHNOLOGICAL CHANGES IN THE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES AND BECOME OR REMAIN PROFITABLE.

The development and sales of our software products are exposed to risks because of the rapidly changing technology in the computer software and hardware industry. Although we will engage experienced software developers and programmers, we only have limited experience in developing and marketing our products.

Our future growth will depend in large part upon our ability to successfully develop and introduce new software for the enterprise and mobile computing markets. Due to the complexity of products such as ours, and the difficulty in estimating the engineering effort required to produce new products, we face significant challenges in developing and introducing new products. We may be unable to introduce new products on a timely basis or at all. If we are unable to introduce new products in a timely manner, our operating results could be harmed.

Even if we are successful in introducing new products, we may be unable to keep pace with technological changes in our markets and our products may not gain any meaningful market acceptance. The markets we serve are characterized by rapid technological change, evolving industry standards, and frequent new product introductions and enhancements that could render our products obsolete and less competitive. As a result, our position in these markets could erode rapidly due to changes in features and functions of competing products or price reductions by our competitors. In order to avoid product obsolescence, we will have to keep pace with rapid technological developments and emerging industry standards. We may not be successful in doing so, and if we fail in this regard, our operating results could be harmed.

UNSCHEDULED DELAYS IN THE DEVELOPMENT OF OUR SOFTWARE PRODUCTS OR IN THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.

Delays and related increases in costs in the further development or improvement of our software products or the implementation of our sales and marketing program could result from a variety of causes, including:

- delays in the development, testing and commercial release of our software products;

- delays in hiring or retaining experienced software developers and programmers;

- delays in locating and hiring experienced sales and marketing professionals; and

- delays caused by other events beyond our control.

There can be no assurance that we will successfully develop further enhancements to our software products on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our products or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

THE LOSS OF RAYMOND POLMAN, ROGER WARREN OR ANY OF OUR KEY CONSULTANTS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Raymond Polman, Roger Warren and other key engineers and developers and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Raymond Polman, Roger Warren or any of our engineers and developers could have a material adverse effect on our business, development, financial condition, and operating results. We do not have "key person" life insurance on Raymond Polman or Roger Warren.

COMPETITION IN THE ENTERPRISE AND MOBILE COMPUTING MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS.

The market for enterprise and mobile computing solutions is intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products. Some of our competitors have significantly more financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. We may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is significant price competition in the market in which we compete and we believe that pricing pressures are likely to continue. Certain competitors may reduce prices in order to preserve or gain market share. This pricing pressure could result in significant price erosion, reduced gross profit margins and loss of market share, any of which could negatively affect our business, financial condition and operating results.

THE ENTERPRISE AND MOBILE COMPUTING MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION AND OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO DEVELOP NEW VERTICAL NICHE APPLICATIONS.

The market for our products is characterized by rapidly changing technology and evolving industry standards and is highly competitive with respect to timely innovation. The introduction of products embodying new or alternative technology or the emergence of new industry standards could render the software that we are currently developing obsolete or unmarketable. Our future success will depend in part on our ability to anticipate changes in technology, to gain access to such technology for incorporation into our products and to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

- the difficulty in forecasting customer demand accurately;

- the possibility that sales of new products may cannibalize sales of our software;

- delays in our initial shipments of new products;

- competitors' responses to the introduction of new products; and

- the desire by customers to evaluate new products for longer periods of time before making a purchase decision.

In addition, we must be able to maintain the compatibility of our products with significant future technologies and we must rely on producers of new technologies to achieve and sustain market acceptance of those technologies. Development schedules for high-technology products are subject to uncertainty and we may not meet our product development schedules. If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop do not achieve market acceptance, our business will be harmed.

COMPETING ENTERPRISE AND MOBILE COMPUTING TECHNOLOGIES MAY EMERGE AS A STANDARD FOR ENTERPRISE AND MOBILE COMPUTING SOLUTIONS WHICH COULD RESULT IN GROWTH IN THAT MARKET NOT MEETING OUR EXPECTATIONS AND THE CONSEQUENTIAL DEPRESSION OF OUR STOCK PRICE.

The market for enterprise and mobile computing technology is rapidly evolving. There are other technologies in use which provide an alternative to the solutions that we intend to offer. We are not able to predict how the enterprise and mobile computing market will evolve. For example, it is not clear whether usage of a number of different solutions will grow and co-exist in the marketplace or whether one or a small number of solutions will be dominant and displace the others. If a solution other than one similar to ours emerges as the standard in the enterprise and mobile computing market, growth in the market may not meet our expectations. In event, our growth and the price of our stock would suffer.

IF GROWTH IN THE ENTERPRISE AND MOBILE COMPUTING MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

We believe our future financial performance will depend in large part upon the continued growth in the enterprise and mobile computing market and on emerging standards in this market. It is our intention that sales of our software products form our primary business. However, the market for enterprise and mobile computing products may not continue to grow. If the enterprise and mobile computing market grows more slowly than anticipated, our operating results could be harmed.

THE REVENUE AND PROFIT POTENTIAL OF ENTERPRISE AND MOBILE COMPUTING TECHNOLOGY IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR SOFTWARE.

Enterprise and mobile computing technology is relatively new, and our ability to be successful in this market may be negatively affected by not only a lack of growth of the market itself but also the lack of market acceptance of our software. Additionally, we may be unable to achieve profitability as we transition our business to focus on enterprise and mobile computing software products.

DUE TO DETERIORATED U.S. AND WORLD ECONOMIC CONDITIONS, INFORMATION TECHNOLOGY SPENDING ON ENTERPRISE AND MOBILE COMPUTING SOFTWARE COULD DECLINE. IF TECHNOLOGY SPENDING IS REDUCED, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

Many of our potential customers may be affected by economic conditions in the United States and throughout the world. If spending on enterprise and mobile computing solutions is reduced our potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall information technology purchases, our business, sales, gross profits and operating results may be adversely affected.

UNDETECTED DEFECTS OR ERRORS FOUND IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO PROPERLY INTERFACE WITH THE PRODUCTS OF OTHER VENDORS MAY RESULT IN DELAYS, INCREASED COSTS OR FAILURE TO ACHIEVE MARKET ACCEPTANCE, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Complex software such as ours may contain defects or errors or may fail to properly interface with the products of other vendors when first introduced or as new versions are released. Despite internal testing and testing by our customers or potential customers, we may encounter these problems in our existing software or future products. Any of these problems may:

- cause delays in product introductions and shipments;

- result in increased costs and diversion of development resources;

- require design modifications; or

- decrease market acceptance or customer satisfaction with these products, which could result in product returns.

In addition, we may not find errors or failures in our products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could significantly harm our operating results. Our potential customers might seek or succeed in recovering from us any losses resulting from errors or failures in our products.

EVEN THOUGH WE TREAT OUR SOFTWARE AS PROPRIETARY, IT IS NOT PROTECTED BY ANY PATENTS. ACCORDINGLY, IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS OPERATIONS COULD BE ADVERSELY AFFECTED.

Our software is not protected by any patents. We do treat our software and its associated technology as proprietary. Despite the precautions taken to protect our software, unauthorized parties may attempt to reverse engineer it or otherwise emulate its functionality thus having a significant negative impact on its commercial value.

OUR PROPRIETARY PRODUCTS RELY ON OUR INTELLECTUAL PROPERTY, AND ANY FAILURE BY US TO PROTECT OUR INTELLECTUAL PROPERTY COULD ENABLE OUR COMPETITORS TO MARKET PRODUCTS WITH SIMILAR FEATURES THAT MAY REDUCE DEMAND FOR OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR NET SALES.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We believe the protection of our proprietary technology is important to our business. If we are unable to protect our intellectual property rights, our business could be materially adversely affected. We currently rely on a combination of copyright and trademark laws and trade secrets to protect our proprietary rights. In addition, we generally enter into confidentiality agreements with our employees and control access to our source code and other intellectual property. New patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, third parties. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES' PROPRIETARY RIGHTS OR CLAIMS THAT OUR OWN TRADEMARKS, PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS ARE INVALID, AND IF WE WERE TO SUBSEQUENTLY LOSE OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

We may from time to time receive claims that we are infringing third parties' intellectual property rights or claims that our own trademarks, patents or other intellectual property rights are invalid. We expect that companies in our markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. The resolution of any claims of this nature, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our operating results. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any key intellectual property right could harm our business.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE WE ARE IN THE PROCESS OF ESTABLISHING OUR NAME RECOGNITION AND BECAUSE OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

The growing market for products similar to our software products has attracted new market participants, as well as expansion by established participants, resulting in substantial and increasing competition.

Many of our present and future competitors in this market have substantially greater financial, marketing, technical and development resources, name recognition and experience than we do. Our competitors may be able to respond more quickly to new or emerging advancements in this market and to devote greater resources to the development, promotion and sale of their products. In addition, companies that develop operating systems could introduce new or upgrade existing operating systems or environments that include products similar to those that we offer, which could render our products obsolete and unmarketable. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

While we believe that our software will be competitive in the market, no assurances can be given that competitors, in the future, will not succeed in developing better solutions. In addition, current and potential competitors may make strategic acquisitions or establish co-operative relationships among themselves or with third parties that could increase their ability to capture a larger portion of the market share for such products. This type of existing and future competition could affect our ability to form and maintain agreements with our distribution, reseller, bundling and marketing partners. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares you own.

SINCE NASDAQ HAS PROPOSED TO PHASE OUT THE OTC BULLETIN BOARD (OTCBB) AND REPLACE IT WITH THE BBX EXCHANGE WHICH HAS QUALITATIVE LISTING REQUIREMENTS, WE MAY NOT QUALIFY FOR LISTING ON THE BBX EXCHANGE AND STOCKHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Nasdaq has proposed phasing out the OTCBB and replacing it with the BBX Exchange. The BBX Exchange will have qualitative listing requirements and we will be required to file a listing application in order to have our shares of common stock listed for trading on the BBX Exchange. If we are unable to obtain a listing on the BBX Exchange and the OTCBB is phased out as planned, then there may be no market for our common stock and you may have difficulty reselling any shares of our common stock that you may own.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

We did not issue any unregistered securities during the quarter ended March 31, 2002.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 22, 2002, we filed an Information Statement on Schedule 14C in connection with the acquisition of Omnitrix Technologies Inc. For a detailed description of the actions taken, refer to the Schedule 14C (Definitive).

Item 5. Other Information.

On April 8, 2002, in connection with the acquisition of 100% of the issued and outstanding shares of Omnitrix Technologies Inc., Raymond Polman was appointed our Chief Executive Officer, President, Acting Chief Financial Officer and a director and Roger Warrant was appointed our Chief Technology Officer and a director.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as a Part of the Quarterly Report

Our unaudited interim financial statements include:

Balance Sheets

Statements of Operations

Statements of Changes in Capital Deficit

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

2. Plan of Acquisition

2.1 Merger Agreement and Plan of Reorganization, dated January 21, 2002, among DP Charters Inc. and Omnitrix Technologies Inc. (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

2.2 Form of Share Exchange Agreement, dated March 26, 2002, entered into between DP Charters, Inc., Omnitrix Technologies, Inc. and:

- Fundamental Investments Inc.
- Global e-biz Ltd.
- Raymond Polman
- Robert Cross
- David Toth
- Migration Software
- Murray Cook
- Anthony Bettencourt
- Ron Ford
- Robert Warren

(incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Form 10-KSB filed on March 19, 2001)

3.2 Bylaws (incorporated by reference from our Form 10-KSB filed on March 19, 2001)

(10) Material Contracts

10.1 Consulting Agreement, dated April 9, 2002, between Nomadic Collaboration International, Inc. and MCSI Capital Corp. (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

10.2 Employment Agreement, dated April 9, 2002, between Nomadic Collaboration International, Inc. and Roger Warren (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

(21) Subsidiary

21.1 Nomadic Collaboration Corp.

21.2 Omnitrix Technologies, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMADIC COLLABORATION INTERNATIONAL, INC.

By: /s/ Raymond Polman
Raymond Polman, President and CEO/Director
Date: May 17, 2002