Form 10QSB
period 2002-06-30
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2002-08-20
CIK 1062720

This form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27131

Nomadic Collaboration International, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0381258 (I.R.S. Employer Identification No.)
Suite 600 - 2107 N. First Street San Jose, CA 95131 USA 95131 (Address of principal executive offices)
(604) 430-0332 (Issuer's telephone number)
not applicable (Former name, former address and former fiscal year, if changed since last report)

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

20,446,098 common shares outstanding as of August 19, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Nomadic Collaboration International, Inc.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 19, 2002

/s/ Raymond Polman
Director of Nomadic Collaboration International, Inc.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JUNE 30, 2002

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$4,464	$101,311
Software license held for resale	110,374	-

Total current assets	114,838	101,311

Capital assets	21,189	-

Total assets	$136,027	$101,311

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$244,971	$101,376
Due to related parties (Note 4)	74,989	75,500
Notes payable (Note 5)	502,250	100,000

Total current liabilities	822,210	276,876

Stockholders' deficiency
Capital stock
Authorized
100,000,000 common shares, par value of $0.001
Issued
20,446,098 common shares	20,446	10,446
Additional paid-in capital	1,129,277	1,142,652
Deficit accumulated during the development stage	(1,835,906)	(1,328,663)

Total stockholders' deficiency	(686,183)	(175,565)

Total liabilities and stockholders' deficiency	$136,027	$101,311

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on July 28, 1999 to June 30, 2002	Three Month Period Ended June 30, 2002	Three Month Period Ended June 30, 2001	Six Month Period Ended June 30, 2002	Six Month Period Ended June 30, 2001

EXPENSES
Advertising and promotion	$42,280	$12,771	$-	$12,771	$14,202
Consulting fees	293,879	71,486	-	168,456	101,138
Depreciation	22,920	2,724	-	2,724	-
Interest on notes payable	12,250	12,250	-	12,250	-
Management fees	170,478	-	-	-	170,478
Office and general	181,590	27,521	13,127	28,415	17,356
Professional fees	164,847	32,915	7,089	88,394	6,970
Rent	57,098	1,248	-	16,059	17,187
Salaries and benefits	374,222	24,523	71,545	24,523	206,774
Software development	350,178	27,548	80,269	112,980	152,121
Telephone and internet	49,875	2,662	-	6,592	1,104
Travel and related	112,402	18,755	-	34,079	22,996

	(1,832,019)	(234,403)	(172,030)	(507,243)	(710,326)

OTHER ITEMS
Interest income	7,616	-	-	-	5,221
Loss on disposal of capital assets	(18,602)	-	-	-	-
Other income	7,099	-	-	-	7,099

	(3,887)	-	-	-	12,320

Loss for the period	$(1,835,906)	$(234,403)	$(172,030)	$(507,243)	$(698,006)

Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding		20,446,098	8,832,883	20,446,098	8,832,883

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

(Expressed in United States Dollars)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Deficit Accumulated During the
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Total

Balance,
Balance
December 31, 2001	1,460,834	$1,461	1,129,063	$1,129	$1,150,508	$(1,328,663)	$(175,565)

Capital stock of
Omnitrix
Technologies
Incorporated at
April 9, 2002	(1,460,834)	(1,461)	(1,129,063)	(1,129)	2,590	-	-

Capital stock of
the Company at
April 9, 2002	10,446,098	10,446	-	-	(10,446)	-	-

Shares issued to
acquire Omnitrix
Technologies
Incorporated	10,000,000	10,000	-	-	(13,375)	-	(3,375)

Loss for the period	-	-	-	-	-	(507,243)	(507,243)

Balance,
June 30, 2002	20,446,098	$20,446	-	$-	$1,129,277	$(1,835,906)	$(686,183)

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on July 28, 1999 to June 30, 2002	Six Month Period Ended June 30, 2002	Six Month Period Ended June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,835,906)	$(507,243)	$(698,006)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	22,920	2,724	-
Loss on disposal of capital assets	18,602	-	-
Preferred stock issued for services	92,177	-	92,177
Accrued consulting fees due to related parties	66,500	-	-
Interest on notes payable	12,250	12,250	-

Changes in non-cash working capital items:
Increase in prepaid expenses	-	-	5,203
Increase in software license held for resale	(110,374)	(110,374)	-
Increase in accounts payable and accrued liabilities	241,596	140,220	12,392

Net cash used in operating activities	(1,492,235)	(462,423)	(588,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(63,761)	(23,913)	(7,960)
Proceeds from disposition of capital assets	664	-	-

Net cash used in investing activities	(63,097)	(23,913)	(7,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common and preferred stock for cash	1,064,350	-	-
Notes payable	490,000	390,000	-
Due to related parties	8,489	(511)	-
Repurchase of common stock	(3,429)	-	(3,429)

Net cash provided by (used in) financing activities	1,559,410	389,489	(3,429)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

(Unaudited)

	Cumulative Amounts From Incorporation on July 28, 1999 to June 30, 2002	Six Month Period Ended June 30, 2002	Six Month Period Ended June 30, 2001

Continued

Change in cash and cash equivalents during the period	4,464	(96,847)	(599,623)

Cash and cash equivalents, beginning of period	-	101,311	673,636

Cash and cash equivalents, end of period	$4,464	$4,464	$74,013

Cash paid during the period for interest	$	$	$

Cash paid during the period for income taxes	$	$	$

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JUNE 30, 2002

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on December 18, 1997 under the laws of the State of Nevada and is considered to be a development stage company as it has not generated significant revenues from operations. On April 18, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc. The consolidated Company's date of incorporation is considered to be July 28, 1999, the date of incorporation of Omnitrix Technologies Incorporated ("Omnitrix"), the Company's legally owned subsidiary.

During the three month period ended June 30, 2002, the Company incorporated a wholly-owned subsidiary, Nomadic Collaboration Corporation, under the laws of the Province of British Columbia, Canada.

On April 9, 2002, the Company acquired all of the issued and outstanding capital stock of Omnitrix. As consideration for all of the common shares of Omnitrix, the Company issued 10,000,000 common shares to the former shareholders of Omnitrix.

Legally, the Company is the parent of Omnitrix. However, control of the combined companies passed to the former shareholders of Omnitrix. This type of share exchange has been accounted for as a recapitalization of the Company. In accounting for this transaction:

i) Omnitrix is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the balance sheet at book values.

ii) The deemed acquisition of the Company is accounted for by the purchase method with the net assets of the Company recorded at fair market value at the date of acquisition. However, at the date of acquisition, the Company's net assets were negative. Accordingly, the acquisition of the Company will be accounted for at the book value of the net assets of the Company at the date of acquisition. The net assets acquired are as follows:
Accounts payable and accrued liabilities	$(3,375)

Net assets acquired	$(3,375)

iii) Historical cost financial statements presented are those of Omnitrix, with equity amounts of Omnitrix restated to reflect the number of shares received in the business combination.

iv) The consolidated statements of operations and cash flows include Omnitrix's results of operations and cash flows from July 28, 1999 (date of incorporation) and the Company's results of operations from April 9, 2002 (date of acquisition).

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JUNE 30, 2002

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These consolidated statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company and Omnitrix for the year ended December 31, 2001. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

3. GOING CONCERN

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock and notes payable. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	June 30, 2002	December 31, 2001
	(Unaudited)

Deficit accumulated during the development stage	$(1,823,656)	$(1,328,663)
Working capital (deficiency)	(695,122)	(175,565)

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JUNE 30, 2002

4. DUE TO RELATED PARTIES

Amounts due to related parties consist of:

	June 30,	December 31,
	2002	2001
	(Unaudited)

Due to a company controlled by a director of the Company	$35,989	$36,500

Due to a director of the Company	39,000	39,000

	$74,989	$75,500

Amounts due to related parties are unsecured, non-interest bearing with no fixed terms of repayment.

5. NOTES PAYABLE

The Company has been advanced funds of $490,000 pursuant to promissory notes payable. The notes payable are unsecured, bear interest at 10% per annum and are due on demand.

6. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2002, the Company entered into the following transactions with related parties:

a) Paid management fees of $Nil (2001 - $170,478) to a company controlled by a past director of the Company.

b) Paid or accrued consulting fees of $46,300 (2001 - $5,000) and rent of $7,500 (2001 - $Nil) to a company controlled by a past director (same past director as in (a) above) of Omnitrix.

c) Paid or accrued software development fees of $Nil (2001 - $113,933) to a company in which a former director of the Company is an officer, $57,825 (2001 - $Nil) to a company controlled by a significant shareholder of the Company and $27,224 (2001 - $Nil) to a director of the Company.

d) Paid or accrued consulting fees of $37,141 (2001 - $Nil) to a director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

NOMADIC COLLABORATION INTERNATIONAL, INC.

(formerly DP Charters, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

JUNE 30, 2002

7. SEGMENTED INFORMATION

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

From our incorporation until September 2000, we pursued our business as a charter yacht service provider in Dana Point Harbor in California, which was ultimately unsuccessful. Between September 2000 and March 2002, as we did not have an operating business that we could pursue, we sought to either identify a suitable business opportunity or to enter into a suitable business combination. On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix Technologies Inc., a Delaware company, pursuant to an Agreement and Plan of Reorganization, dated February 22, 2002 between our company, Omnitrix and the shareholders of Omnitrix. Under the terms of the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of common stock of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the Shareholders of Omnitrix, pro-rata based on their pre-acquisition holdings of the common and preferred stock of Omnitrix. Immediately prior to the acquisition, there were 1,129,063 preferred shares of Omnitrix which were exchanged for 8,529,166 of our common shares and 1,470,834 common shares which were exchanged for an equal number of our common shares.

We had a total of 84,497,075 shares of common stock issued and outstanding immediately prior to the acquisition of Omnitrix. The Plan of Reorganization involved the cancellation of 74,050,977 shares of common stock, leaving 10,446,098 shares of common stock issued and outstanding, followed by the issuance of 10,000,000 shares of common stock by our company to the shareholders of Omnitrix pursuant to the acquisition. The shareholders of Omnitrix were issued 10,000,000 shares of common stock, pro rata, representing 48.9% of the total 20,446,098 shares of common stock issued and outstanding immediately after the acquisition.

The operating plan and marketing of our company became those of Omnitrix as reflected below.

We drive business justification of mobile computing with cost savings and productivity gains. Our goal is to make fortune 5000 businesses more productive by creating new vertical niche applications that aggregate middleware components, analytical capabilities and capillary networking functionality into business applications that yield productivity and efficiency gains.

We aggregate enterprise application components, analytical and collaborative technologies, and new wireless technologies to assist in mobile capture of data, routing data through enterprise applications where business rules are defined and executed, followed by routing alerts and performance monitoring data to varying levels of enterprise decision makers. Our value proposition involves performance related improvements of existing enterprise applications in vertical markets such as Performance Monitoring or Performance Management and Enhancement.

We recently delayed our business plan due to several uncertainties experienced in locating additional financing for our wireless technologies. We were unable to raise the additional $2 million to $10 million needed to meet our operating requirements of the next year. As a result, management is evaluating several alternative operating plans which may or may not be pursued in addition to our wireless performance management solutions.

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2002 and June 30, 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on March 27, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Cash Requirements

Over the twelve month period ending June 30, 2003, we anticipate that we will have to raise between $2 million and $10 million to meet our operating requirements. It is likely any funds raised would be raised through the sale of our equity securities and/or debt financing.

Product Research and Development

We plan to continue limited additional research over the next twelve months as we will be focusing our efforts on sales and marketing and prepaid integration services for our prospective clients and the prospective clients of our strategic marketing partners. Additional product enhancements will be achieved by our Chief Technology Officer and contract research and development integration resources.

We anticipate that we will expend no funds on research and development over the twelve months ending June 30, 2003.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2003.

Employees

We currently retain one consultant. Currently there are no plans to retain additional contractors or hire additional employees. Any plans to retain contractors or hire additional employees by June 30, 2003 will be dependent on future financing being raised.

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

We are a development stage company primarily involved in the development of software products designed to enable access to information on a wide variety of mobile devices and over a broad range of wireless networks. In light of that fact that we only recently acquired Omnitrix Technologies Inc., we do not have a historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in attempting to increase sales revenues and developing new products. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- obtain the necessary financing to implement our business plan;

- successfully develop and market our software and services; and

- successfully enhance our software and services to keep pace with changes in technology and changes demanded by users of such products and services.

Given our limited operating history, minimal sales and operating losses, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to become profitable.

WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a loss for the period from incorporation (July 28, 1999) to June 30, 2002 of $1,835,906 and a loss of $507,243 for the six months ended June 30, 2002. We have generated only $5,000 in revenues from our incorporation (July 28, 1999) to June 30, 2002. We have no assurances that revenues will increase and we anticipate increases in our operating costs will be necessary to sell our products and services. Consequently, we expect to incur operating losses and negative cash flow until our software and services gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 financial statements, which form part of our annual report on Form 10-KSB, filed on March 27, 2002. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from June 28, 1999 (incorporation) to June 30, 2002 of $1,835,906. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge, market developments and an ability to successfully market our software and services. Our recurring operating losses and growing working capital needs will require that we obtain additional capital to operate our business before we have established that our business will generate significant revenue. We have projected that we will require between $2 million and $10 million over the period ending June 30, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Other than $580,000 raised to date, we have been unable to raise any of this needed financing. If we are unable to obtain financing in amounts and on terms deemed acceptable, our continuing business and future success will be adversely affected.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEPLOYMENT AND INSTALATION OF SOFTWARE PRODUCTS AND ENHANCEMENTS THERETO. IF WE ARE UNABLE TO RECRUIT APPROPRIATE STAFF TO HANDLE LARGE SCALE SOFTWARE INSTALLATIONS, SALES AND MARKETING OF OUR PRODUCTS, AND MANAGEMENT OF OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

If we are unable to raise sufficient financing to proceed with our operating plans and proceed with the development and eventual marketing and sale of our software products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to install large scale software installations, market our services, manage our operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business or the failure to manage growth effectively could have a material adverse effect on our business and financial condition.

UNLESS WE CAN ESTABLISH SIGNIFICANT SALES OF OUR SOFTWARE PRODUCTS, OUR ABILITY TO GENERATE REVENUES MAY BE SIGNIFICANTLY REDUCED.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale and installation of software products. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of wireless enterprise products is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of wireless enterprise software products, as a result of competition, technological change, lack of consumer demand or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on the successful introduction and market acceptance of these products, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing wireless enterprise products or any new products, software programs, applications or enhancements, and any failure to do so would significantly harm our business. If we are unable to raise sufficient financing, we will be unable to proceed with the necessary marketing and promotional programs to successfully introduce our product and establish a market for our products.

WE HAVE NOT YET COMMENCED THE MARKETING AND SELLING OF OUR WIRELESS ENTERPISE SOFTWARE PRODUCTS. IF CORPORATE ENTERPRISES DO NOT ACCEPT OUR PRODUCTS, WE WILL BE UNABLE TO SUCCESSFULLY BUILD OUR BUSINESS.

Our success will depend on the acceptance of wireless enterprise software by fortune 5000 enterprises. Achieving such acceptance will require significant sales and marketing investment. We cannot assure you that our existing or proposed products will be accepted by fortune 5000 enterprises at sufficient levels to support our operations and build our business.

RAPID TECHNOLOGICAL CHANGES IN THE MOBILE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR ABILITY TO GENERATE REVENUES AND BECOME OR REMAIN PROFITABLE.

The deployment and enhancement of our mobile software products are exposed to risks because of the rapidly changing technology in the mobile computer software and hardware industry. Although we have engaged experienced software developers and programmers there is no assurance our products or services could be made obsolete in the mobile computing industry by new products introduced by larger and more influential mobile computing companies.

Our future growth will depend in large part upon our ability to successfully deploy new collaborative mobile software products for the wireless and mobile computing markets and our ability to raise financing to support our ongoing business. Due to the complexity of products such as ours, and the difficulty in estimating the engineering effort required to produce new products, we face significant challenges in developing and introducing new products. We may be unable to introduce new products on a timely basis or at all. If we are unable to introduce new products in a timely manner, our operating results could be harmed.

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

UNSCHEDULED DELAYS IN THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.

Delays and related increases in costs in the further installation, enhancement, betterment or improvement of our software products or the implementation of our sales and marketing program could result from a variety of causes, including:

- delays in the deployment, testing and commercial acceptance of our mobile software products;

- delays in hiring or retaining experienced software installation experts;

- delays in locating and hiring experienced sales and marketing professionals;

- delays in raising financing to support our sales and marketing program; and

- delays caused by other events beyond our control.

There can be no assurance that we will successfully deploy our mobile applications, further enhancements to our products, on a timely basis, or that we will implement our sales and marketing program in a timely manner. A significant delay in the deployment, testing and commercial release of our products or a delay in the implementation of our sales and marketing program could result in increased costs and could have a material adverse effect on our financial condition and results in operations.

THE LOSS OF RAYMOND POLMAN, ROGER WARREN OR ANY OF OUR KEY ENGINEERS AND DEVELOPERS WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the technical expertise of Raymond Polman and Roger Warren and our ability to continue to recruit and retain any necessary technical personnel. There is intense competition for skilled personnel, particularly in the field of mobile software development and marketing. The loss of Raymond Polman or Roger Warren could have a material adverse effect on our business, development, financial condition, and operating results. We do not have "key person" life insurance on Raymond Polman or Roger Warren.

COMPETITION IN THE WIRELESS AND MOBILE COMPUTING MARKET MAY LEAD TO REDUCED MARKET SHARE, DECLINING PRICES AND REDUCED PROFITS.

The market for wireless and mobile computing solutions is intensely competitive, fragmented and characterized by rapidly changing technology and evolving standards. These conditions could render our products less competitive or obsolete and could harm our business, financial condition and ability to market our products. Some of our competitors have significantly more financial, technical, manufacturing, marketing and other resources than we have. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may develop products and technologies that are less expensive or technologically superior to our products. In addition, our competitors may manufacture and market their products more successfully than we do our products. Competition from computer companies and others diversifying into the field is expected to increase as the market develops. We may face substantial competition from new entrants in the industry and from established and emerging companies in related industries. There is significant price competition in the market in which we compete and we believe that pricing pressures are likely to continue. Certain competitors may reduce prices in order to preserve or gain market share. This pricing pressure could result in significant price erosion, reduced gross profit margins and loss of market share, any of which could negatively affect our business, financial condition and operating results.

THE WIRELESS AND MOBILE COMPUTING MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL EVOLUTION AND OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO DEVELOP NEW PRODUCTS.

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

COMPETING WIRELESS AND MOBILE COMPUTING TECHNOLOGIES MAY EMERGE AS A STANDARD FOR WIRELESS AND MOBILE COMPUTING SOLUTIONS WHICH COULD RESULT IN GROWTH IN THAT MARKET NOT MEETING OUR EXPECTATIONS AND THE CONSEQUENTIAL DEPRESSION OF OUR STOCK PRICE.

The market for wireless and mobile computing technology is rapidly evolving. There are other technologies in use which provide an alternative to the solutions that we intend to offer. We are not able to predict how the wireless and mobile computing market will evolve. For example, it is not clear whether usage of a number of different solutions will grow and co-exist in the marketplace or whether one or a small number of solutions will be dominant and displace the others. If a solution other than one similar to ours emerges as the standard in the wireless and mobile computing market, growth in the market may not meet our expectations. In event, our growth and the price of our stock would suffer.

IF GROWTH IN THE WIRELESS AND MOBILE COMPUTING MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD SUFFER.

We believe our future financial performance will depend in large part upon the continued growth in the wireless and mobile computing market and on emerging standards in this market. It is our intention that sales of our software products form our primary business. However, the market for wireless and mobile computing products may not continue to grow. If the wireless and mobile computing market grows more slowly than anticipated, our operating results could be harmed.

THE REVENUE AND PROFIT POTENTIAL OF WIRELESS AND MOBILE COMPUTING TECHNOLOGY IS UNPROVEN, AND WE MAY BE UNABLE TO ATTAIN REVENUE GROWTH OR PROFITABILITY FOR OUR SOFTWARE.

Wireless and mobile computing technology is relatively new, and our ability to be successful in this market may be negatively affected by not only a lack of growth of the market itself but also the lack of market acceptance of our software. Additionally, we may be unable to achieve profitability as we transition our business to focus on wireless and mobile computing software products.

DUE TO DETERIORATED U.S. AND WORLD ECONOMIC CONDITIONS, INFORMATION TECHNOLOGY SPENDING ON WIRELESS AND MOBILE COMPUTING SOFTWARE COULD DECLINE. IF TECHNOLOGY SPENDING IS REDUCED, OUR SALES AND OPERATING RESULTS COULD BE HARMED.

Many of our potential customers may be affected by economic conditions in the United States and throughout the world. If spending on wireless and mobile computing solutions is reduced our potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall information technology purchases, our business, sales, gross profits and operating results may be adversely affected.

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

Item 2. Changes in Securities.

On April 8, 2002, we issued 10 million common shares to the shareholders of Omnitrix Technologies Inc. as consideration for the acquisition of all of the issued and outstanding shares of Omnitrix Technologies Inc. A portion of the common shares were issued to certain shareholders who were not "U.S. persons", as that term is defined in Regulation S of the Securities Act of 1933, in an offshore transaction pursuant to Regulation S. The rest of the common shares were issued to U.S. persons pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 8, 2002, in connection with the acquisition of 100% of the issued and outstanding shares of Omnitrix Technologies Inc., Raymond Polman was appointed our Chief Executive Officer, President, Acting Chief Financial Officer and a director and Roger Warren was appointed our Chief Technology Officer and a director.

Effective August 15, 2002, Roger Warren resigned as an employee of our company but remains as a director and officer of our company. Roger Warren continues to provide consulting services to the Company on an as needed basis.

On August 13, 2002, we appointed Peter Dunfield to our board of directors.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

Current report - Regulation FD Notice of Intent to Raise Private Placement

Current report - Change of Registrant's Certifying Accountant

Current report - Acquisition of Omnitrix Technologies Inc.

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
Date: August 19, 2002

By: /s/ Peter Dunfield
Peter Dunfield, Director
Date: August 19, 2002