Form 10QSB
period 2002-09-30
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2002-11-14
CIK 1062720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-27131


                    NOMADIC COLLABORATION INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                               88-0381258
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                        SUITE 880 - 609 GRANVILLE STREET
                              VANCOUVER, BC, CANADA
                                     V7Y 1G5
                    (Address of principal executive offices)

                                 (604) 685-5535
                           (Issuer's telephone number)

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

33,002,348 COMMON SHARES OUTSTANDING AS OF NOVEMBER 11, 2002

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                      INDEX

                                     PART I

ITEM 1    PART 1 - FINANCIAL INFORMATION                                   PAGE

          CONSOLIDATED BALANCE SHEETS                                          5

          CONSOLIDATED STATEMENTS OF OPERATIONS                                6

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                   7

          CONSOLIDATED STATEMENTS OF CASH FLOWS                                8

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    9-12

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION                               13-16

ITEM 3    CONTROLS AND PROCEDURES                                             16


                   PART II - OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES                                               17

ITEM 5    OTHER INFORMATION                                                   17

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                 17-18

          SIGNATURE                                                           19

          CERTIFICATION                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

                    NOMADIC COLLABORATION INTERNATIONAL, INC.
                          (FORMERLY DP CHARTERS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)


                               SEPTEMBER 30, 2002

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)



                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                2002             2001
                                                           -------------     ------------

ASSETS

CURRENT

    Cash and cash equivalents                                $     3,723      $   101,311
                                                             -----------      -----------

    Total current assets                                           3,723          101,311

CAPITAL ASSETS (Note 5)                                           18,466               -
                                                             -----------      -----------

TOTAL ASSETS                                                 $    22,189      $   101,311
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT
    Accounts payable and accrued liabilities                 $   107,826      $   101,376
    Due to related parties (Note 6)                              152,186           75,500
    Note payable (Note 7)                                             -           100,000
                                                             -----------      -----------

    Total current liabilities                                    260,012          276,876
                                                             -----------      -----------

STOCKHOLDERS' DEFICIENCY
    Capital stock (Note 8)
      Authorized
         100,000,000 common shares, par value of $0.001
      Issued
        33,002,348 common shares (2001 - 10,446,098)              33,002           10,446
    Additional paid-in capital                                 1,618,971        1,142,652
    Deficit accumulated during the development stage          (1,889,796)      (1,328,663)
                                                             -----------      -----------

    Total stockholders' deficiency                              (237,823)        (175,565)
                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    22,189      $   101,311
                                                             ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)


                                              CUMULATIVE
                                                AMOUNTS
                                                 FROM
                                             INCORPORATION
                                                  ON
                                                JULY 28,      THREE MONTH     THREE MONTH       NINE MONTH       NINE MONTH
                                                1999 TO      PERIOD ENDED     PERIOD ENDED     PERIOD ENDED     PERIOD ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2002            2002             2001             2002             2001
                                             -------------   -------------    -------------    -------------    --------------

EXPENSES
    Advertising and promotion                  $    43,173      $      893       $       -        $   13,664       $   14,202
    Consulting fees                                308,185          14,306               -           182,762          101,138
    Depreciation                                    25,644           2,724               -             5,448               -
    Interest on note payable                        12,250              -                -            12,250               -
    Management fees                                170,478              -                -                -           170,478
    Office and general                             101,366              -                51           23,278           16,847
    Professional fees                              174,409           9,562               -            97,956            6,970
    Rent                                            64,529           7,431            8,809           23,490           25,996
    Salaries and benefits                          392,165          17,943               16           42,466          206,790
    Software development                           350,178              -             1,040          112,980          153,161
    Supplies                                        81,255           1,031           18,744            6,168           37,682
    Telephone and internet                          49,875              -             4,117            6,592            5,221
    Travel and related                             112,402              -                -            34,079            4,618
                                               -----------      ----------       ----------       ----------       ----------

                                                (1,885,909)        (53,890)         (23,968)        (561,133)        (734,294)
                                               -----------      ----------       ----------       ----------       ----------

OTHER ITEMS
    Interest income                                  7,616              -               456               -             5,678
    Loss on disposal of capital assets             (18,602)             -                -                -                -
    Other income                                     7,099              -                -                -             7,098
                                               -----------      ----------       ----------       ----------       ----------

                                                    (3,887)             -               456               -            12,776
                                               -----------      ----------       ----------       ----------       ----------

INCOME (LOSS) FOR THE PERIOD                   $(1,889,796)     $  (53,890)      $  (23,512)      $ (561,133)      $ (721,518)
                                               ===========      ==========       ==========       ==========       ==========

BASIC AND DILUTED LOSS PER SHARE                                $    (0.01)      $    (0.01)      $    (0.03)      $    (0.03)
                                                                ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                                20,992,022       10,446,098       17,003,698       10,446,098
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

                                                                                                     DEFICIT
                                   COMMON STOCK              PREFERRED STOCK                       ACCUMULATED
                              -------------------------  ------------------------     ADDITIONAL    DURING THE
                                                                                       PAID-IN    DEVELOPMENT
                                SHARES        AMOUNT        SHARES       AMOUNT        CAPITAL       STAGE          TOTAL
                              ----------  -------------  -----------  ------------  ------------  ------------- ------------

BALANCE,
  DECEMBER 31, 2001            1,460,834  $      1,461     1,129,063  $      1,129  $  1,150,508  $ (1,328,663) $   (175,565)

  Capital stock of
     Omnitrix
     Technologies
     Incorporated at
     April 9, 2002            (1,460,834)       (1,461)   (1,129,063)       (1,129)        2,590            -             -

  Capital stock of
     the Company at
     April 9, 2002            10,446,098        10,446            -             -        (10,446)           -             -

  Shares issued to
     acquire Omnitrix
     Technologies
     Incorporated             10,000,000        10,000            -             -        (13,375)           -         (3,375)

     Shares issued on
     conversion of
     promissory note
      (Note 7)                12,556,250        12,556            -             -        489,694            -        502,250


  Loss for the period                 -             -             -             -             -       (561,133)     (561,133)
                              ----------  ------------    ----------  ------------  ------------  ------------  ------------

BALANCE,
  SEPTEMBER 30, 2002          33,002,348  $     33,002            -   $         -   $  1,618,971  $ (1,889,796) $   (237,823)
                              ==========  ============    ==========  ============  ============  ============  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


                                                                               CUMULATIVE
                                                                                 AMOUNTS
                                                                                  FROM
                                                                              INCORPORATION
                                                                                   ON
                                                                                JULY 28,         NINE MONTH       NINE MONTH
                                                                                1999 TO         PERIOD ENDED     PERIOD ENDED
                                                                              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                  2002               2002             2001
                                                                              -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                        $(1,889,796)       $(561,133)       $(721,518)
    Adjustments to reconcile loss to net cash used in operating activities:
       Depreciation                                                                 25,644            5,448               -
       Loss on disposal of capital assets                                           18,602               -            18,602
       Preferred stock issued for services                                          92,177               -            92,177
       Accrued interest on note payable                                             12,250           12,250               -
       Accrued consulting fees due to related parties                               66,500               -                -
       Accrued salaries and benefits due to related parties                         26,851           26,851               -

    Changes in non-cash working capital items:
       Decrease in prepaid expenses                                                     -                -             5,229
       Increase in accounts payable and accrued liabilities                        104,451            3,074            8,457
                                                                               -----------        ---------        ---------

    Net cash used in operating activities                                       (1,543,321)        (513,510)        (597,053)
                                                                               -----------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                  (63,761)         (23,913)          (7,960)
    Proceeds from disposition of capital assets                                      1,049               -               664
                                                                               -----------        ---------        ---------

    Net cash used in investing activities                                          (62,712)         (23,913)          (7,296)
                                                                               -----------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common and preferred stock of Omnitrix Technologies
       Incorporated for cash                                                     1,064,350               -                -
    Notes payable                                                                  490,000          390,000               -
    Due to related parties                                                          58,835           49,835           25,513
    Repurchase of common stock and preferred stock                                  (3,429)              -            (3,429)
                                                                               -----------        ---------        ---------

    Net cash provided by (used in) financing activities                          1,609,756          439,835          (28,942)
                                                                               -----------        ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                   3,723          (97,588)        (633,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -           101,311          673,636
                                                                               -----------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     3,723        $   3,723        $  40,345
                                                                               ===========        =========        =========
CASH PAID DURING THE PERIOD FOR INTEREST                                       $        -         $      -         $      -
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                   $        -         $      -         $      -
                                                                               ===========        =========        =========


SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS (NOTE 10)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 2002
(Unaudited)


1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated on December 18, 1997 under the laws of the State of Nevada and is considered to be a development stage company as it has not generated significant revenue from operations. On April 18, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc. During the nine month period ended September 30, 2002, the Company incorporated a wholly-owned subsidiary, Nomadic Collaboration Corporation, under the laws of the Province of British Columbia, Canada.

         The consolidated Company's date of incorporation is considered to be July 28, 1999, the date of incorporation of Omnitrix Technologies Incorporated ("Omnitrix"), the Company's wholly-owned subsidiary.

         On April 9, 2002, the Company acquired all the issued and outstanding capital stock of Omnitrix. As consideration for all the common shares of Omnitrix, the Company issued 10,000,000 common shares to the former shareholders of Omnitrix.

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

              Accounts payable and accrued liabilities        $    (3,375)
                                                              -----------

              Net assets acquired                             $    (3,375)
                                                              ===========

         iii) The consolidated statements of operations, stockholders' deficiency and cash flows include Omnitrix's results of operations, deficit, and cash flows from July 28, 1999 (date of incorporation) and the Company's results of operations and cash flows from April 9, 2002 (date of acquisition). The issued number of shares of common stock is that of the Company (the legal parent).

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 2002
(Unaudited)

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These consolidated statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company and Omnitrix for the year ended December 31, 2001. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


3.       GOING CONCERN

         These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

         The operations of the Company have primarily been funded by the issuance of capital stock and notes payable. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2002           2001
                                                   -------------   ------------
         Deficit accumulated during the
            development stage                       $(1,889,796)    $(1,328,663)
         Working capital (deficiency)                  (256,289)       (175,565)



4.       SOFTWARE LICENSES

         During the three month period ended September 30, 2002, the Company returned software and terminated software licenses held for resale of $110,374 to the vendor that was previously acquired during the nine month period ended September 30, 2002. The Company has reduced accounts payable and inventory by a corresponding amount.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 2002
(Unaudited)


5.       CAPITAL ASSETS

                                      SEPTEMBER 30, 2002                        DECEMBER 31, 2001
                              -------------------------------------    ------------------------------------
                                         ACCUMULATED         NET                ACCUMULATED          NET
                                COST     DEPRECIATION    BOOK VALUE      COST   DEPRECIATION     BOOK VALUE
                              -------    ------------    ----------    -------  -------------    ----------
         Computer equipment   $23,914       $5,448         $18,466     $    -     $    -           $    -
                              =======       ======         =======     =======    =======          =======


6.       DUE TO RELATED PARTIES

         Amounts due to related parties consist of:

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                         2002              2001
                                                                                    -------------      ------------
         Due to a company controlled by a former director of the Company              $ 76,634            $36,500
         Salaries and benefits due to a director of the Company                         26,851                 -
         Due to a director of the Company                                               46,664             39,000
         Due to a director of the Company                                                2,037                 -
                                                                                      --------            -------
                                                                                      $152,186            $75,500
                                                                                      ========            =======

         Amounts due to related parties are unsecured, non-interest bearing with no fixed terms of repayment.


7.       NOTE PAYABLE

         From December 2001 through May 2002, the Company was advanced $490,000 pursuant to a promissory note payable. The note payable was interest bearing at 10% per annum, due on demand and unsecured. During the current period, the promissory note of $490,000 plus accrued interest of $12,250 was converted into a convertible promissory note in the amount of $502,250. The convertible promissory note was interest bearing at 10% per annum and was convertible into common shares of the Company at a conversion price of $0.04 per share. On September 27, 2002, the convertible promissory note of $502,250 was converted into 12,556,250 shares of common stock of the Company (Note 8).


8.       CAPITAL STOCK

         On April 9, 2002, the Company issued 10 million shares of common stock to acquire all of the issued and outstanding capital stock of Omnitrix (Note 1).

         On September 27, 2002, the Company issued 12,556,250 shares of common stock on the conversion of a promissory note in the principal amount of $502,250
         (Note 7).

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 2002
(Unaudited)


9.       RELATED PARTY TRANSACTIONS

         During the nine month period ended September 30, 2002, the Company entered into the following transactions with related parties:

         a) Paid management fees of $Nil (2001 - $170,478) to a company controlled by a former director of the Company.

         b) Paid or accrued consulting fees of $46,300 (2001 - $5,000) and rent of $7,500 (2001 - $Nil) to a company controlled by a former director (same past director as in (a) above) of the Company.

         c) Paid or accrued software development fees of $Nil (2001 - $113,933) to a company in which a former director of the Company is an officer, $57,825 (2001 - $Nil) to a company controlled by a shareholder of the Company and $27,224 (2001 - $Nil) to a director of the Company.

         d) Paid or accrued consulting fees of $37,141 (2001 - $Nil) to a director of the Company.

         These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


10.      SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

         During the nine month period ended September 30, 2002, the Company issued 12,556,250 shares of common stock for an aggregate consideration of $502,250 on conversion of a promissory note denominated in the same amount.

         During the nine month period ended September 30, 2001, Omnitrix issued 89,876 shares of preferred stock in the amount of $92,177 as consideration for software development services.


11.      SEGMENTED INFORMATION

         The Company conducts operations in one business segment principally in the United States of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
--------

We were incorporated in the state of Nevada on December 18, 1997 as "DP Charters, Inc.". On April 8, 2002, we changed our name to "Nomadic Collaboration International, Inc.".

From our incorporation until September 2000, we pursued our business as a charter yacht service provider in Dana Point Harbor in California, which was ultimately unsuccessful. Between September 2000 and March 2002, as we did not have an operating business that we could pursue, we sought to either identify a suitable business opportunity or to enter into a suitable business combination and operated as a "blank check" company. On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix Technologies Inc. ("Omnitrix"), a Delaware company, pursuant to an Agreement and Plan of Reorganization, dated February 22, 2002 between our company, Omnitrix and the shareholders of Omnitrix. Omnitrix is in the business of developing software products designed to enable access to information on a wide variety of mobile devices and over a broad range of wireless networks. Under the terms of the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of common stock of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the Shareholders of Omnitrix, pro-rata based on their pre-acquisition holdings of the common and preferred stock of Omnitrix. Immediately prior to the acquisition, there were 1,129,063 preferred shares of Omnitrix which were exchanged for 8,529,166 of our common shares and 1,470,834 common shares which were exchanged for an equal number of our common shares.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2002 and September 30, 2001 should be read in conjunction with our most recent audited annual financial statements, which form part of our annual report on Form 10-KSB filed on March 27, 2002, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Cash Requirements

The Company presently has virtually no capital resources. The Company has received short term capital resources from PanAmerica Capital Group from whom the Company anticipates bridge financing will be available until additional financing is received or until a liquid operating business is identified and a business combination or acquisition is effected by the Company. Management has reduced the cash requirements of operations to less than $75,000 per quarter, however, its objective of generating revenues and positive cash flow will be delayed until management can raise sufficient capital resources for its operating plan, or consummate a business combination or acquisition of a cash generating business. However, there can be no assurances that additional financing will be received or that a desirable business opportunity will be located. The Company does not have any present plans, proposals, arrangements or understandings with any business regarding the possibility of a business combination or acquisition transaction.

The Company has a working capital deficiency of $256,289 as of September 30, 2002. The Company has discontinued and/or postponed paying related parties for services rendered to the Company. These measures cannot be sustained indefinitely and management as a result has increased its efforts to locate new funding and a suitable merger or acquisition partner as a means of ending its present working capital deficiency.

Over the twelve-month period ending September 30, 2003, we anticipate that we will need to raise between $1 million to $2 million to meet our existing operating requirements. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing. Over the past six months the company has been financed with short-term borrowings from PanAmerica Capital Group, Inc. ("PanAmerica"). We believe that PanAmerica will continue to provide short-term funding until the Company locates a new merger or acquisition partner, at which time we believe the Company will have a higher likelihood of obtaining the $1 million to $2 million additional financing required for its next year of operations. There are no arrangements or commitments between the Company and PanAmerica with respect to additional funding and there can be no assurances PanAmerica will provide additional funding to the Company on acceptable terms, if at all.

On November 6, 2002, the Company executed a convertible promissory note in favor of PanAmerica in the principal amount of $46,100.00 payable in full on November 6, 2003. The note bears interest at 8% per annum and is convertible into common sock of the Company upon the terms and conditions set forth therein. Proceeds from the note may only be used to satisfy certain obligations of the Company approved by PanAmerica.

Revenues from operations

We have very significant uncertainties and very low expectations for revenues from our wireless data services operating plan. We have generated only $5,000 in revenues from our inception on December 19, 1997 to September 30, 2002.
As we do not have sufficient funding to pursue our operating plan, we decided to postpone our strategic marketing plan with a large enterprise software partner. Enterprise software installations with our strategic partners would have caused the Company to incur significant operating expenditures which the Company did not have sufficient capital resources to fulfil. In September 2002, we returned to a strategic ally a single large item of inventory valued at its historical cost of $110,374, which we had planned to resell. The inability to resell inventory of our strategic allies has harmed our relationships with our strategic allies and will increase the difficulty of bringing the Company into positive revenues and cash flows from operations. As a result of returning the item of inventory we reduced our accounts payable and our inventory for resale by $110,374.

Product Research and Development

We have discontinued additional research and development associated with wireless data services in an effort to reduce expenditures. Over the next twelve months we will be focusing our efforts on locating and attracting a revenue producing business opportunity through which we may offer integration services. We are attempting to locate a business opportunity to augment its revenue producing operations with our emerging wireless data technologies. We anticipate that we will expend no funds on research and development over the twelve months ending September 30, 2003.

Purchase of Significant Equipment

The company has invested less than $30,000 in capital equipment over the past nine months. We do not intend to purchase any significant equipment over the twelve months ending September 30, 2003.

Employees

We currently have retained 1 contractor and no employees. Currently there are no plans to retain additional contractors or hire additional employees until we consummate a business combination or acquisition with existing employees, or until new capital resources are located for the Company's operating plan. Any plans to retain contractors or hire additional employees during the twelve-month period ending September 30, 2003 will be dependent on future financing being raised.

Other results of operations

In July 2002 we discontinued the service contracts of three consultants in the areas of sales & marketing, operations, and financing. In mid August 2002 we also received the resignation of Roger Warren, our Chief Technology Officer. Even though these resources continue to be available to the Company on an as needed basis, and Roger Warren continues to be a director of the Company, we have reduced operating costs by the amount of $26,000 per month as a result of the reductions in operating costs.

In July 2002 we also relocated the Company's operations to a shared office facility in Vancouver, Canada, and we discontinued rental arrangements with our San Jose location. As a result of this relocation, our operating cost for rent, telephone, office and miscellaneous have been cut by two thirds to approximately $3,000 per month.

The Company has cut its professional fees to a maintenance amount of approximately $1,000 per month. We believe that if we locate a suitable merger or acquisition partner and raise additional financing that professional fees will increase significantly to accommodate the due diligence, financing costs, and legal and accounting necessary to consummate a business combination or acquisition transaction.

As the Company has reduced its costs to what management believes to be an absolute minimum to focus its efforts on acquiring, or entering into a business combination with, a new operating partner, the results of the current quarter are not indicative of normal operations.

The Company does not consider any specific accounting policies to be critical to the economic success of the entity.

Certain risk factors

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties including those outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE OUR FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company with no current operations. Our wholly owned subsidiary Omnitrix is primarily involved in the development of software products designed to enable access to information on a wide variety of mobile devices and over a broad range of wireless networks. Neither Omnitrix nor the Company has an historical record of sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in attempting to develop a new business. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

         - obtain the necessary financing to implement our business plan;

         - obtain sales and marketing staff either directly or through a business combination with an operating business;

         - successfully develop and market our software and services; and

         - successfully enhance our software and services to keep pace with changes in technology and changes demanded by users of such products and services.

Given our limited operating history, minimal sales and operating losses, there can be no assurance that we will be able to achieve any of these goals or become profitable.

WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a loss for the year ended December 31, 2001 of $925,433 and a cumulative deficit of $1,328,663 to December 31, 2001. We have incurred a loss of $561,133 for the nine months ended September 30, 2002. We have generated only $5,000 in revenues from our inception on December 18, 1997 to September 30, 2002. We have no assurances that revenues will increase and we anticipate increases in our operating costs will be necessary to sell our products and services. Consequently, we expect to incur operating losses and negative cash flow until our software and services gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional software or other products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the December 31, 2001 financial statements, which form part of our annual report on Form 10-KSB, filed on March 27, 2002. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected and our ability to continue as a going concern would be significantly in doubt.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from July 28, 1999 (incorporation date of Omnitrix) to September 30, 2002 of $1,889,796. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have no arrangements or commitments for additional capital and there can be no assurance that capital will be available on acceptable terms, if at all.

ITEM 3 - CONTROLS AND PROCEDURES

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result the Company is presently relying on assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

We issued 12,556,250 unregistered shares of common stock under Regulation S to PanAmerica during the quarter ended September 30, 2002 on the conversion and cancellation of a convertible promissory note in the principal amount $502,250 held by one investor, PanAmerica. The transaction was completed pursuant to Regulation S as promulgated under the Securities Act of 1933. The investment from PanAmerica is solely for investment purposes only.

From December 2001 through May 2002 we were advanced funds amounting to $490,000 from one investor, PanAmerica, an investor located in Panama City, Republic of Panama, as evidenced by a promissory note bearing simple interest of 10%. On September 12, 2002 we issued a convertible promissory note for $502,250 to replace the earlier promissory note of $490,000 which had accrued interest of $12,250 as of that date. The convertible promissory note included a right to be converted into shares of common stock in our company at a price of $0.04 per share, being the average market trading price for the week prior to the issuance of the convertible promissory note. On September 27, 2002, PanAmerica exercised its right to convert the note into 12,556,250 shares of common stock in our company. With this additional share issuance our issued and outstanding share capital increased to 33,002,348 shares of common stock outstanding as of September 27, 2002, with PanAmerica owning 38% of the issued and outstanding shares of the common stock.

ITEM 5.  OTHER INFORMATION.

On August 9, 2002, the Company accepted Mr. Peter Dunfield to the Board of Directors as its third director, as a non-management or independent director, joining Mr. Raymond Polman and Mr. Roger Warren.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports of Form 8-K

         Current report - dated September 27, 2002 reporting under Item 9 the completion of a financing and conversion of a convertible promissory note of $502,250 into 12,556,250 shares of common stock of the Company.

         Current report - dated August 19, 2002 announcing Item 9 Regulation FD Disclosure and filing along with certifications of our Form 10-QSB Quarterly Report for the period ended June 30, 2002.

Exhibits Required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Form 10-KSB filed on March 19, 2001)

3.2 Bylaws (incorporated by reference from our Form 10-KSB filed on March 19,
2001)

(10)     MATERIAL CONTRACTS

10.1 Consulting Agreement, dated April 9, 2002, between Nomadic Collaboration International, Inc. and MCSI Capital Corp. (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

10.2 Convertible Promissory Note dated September 12, 2002 issued by Nomadic Collaboration International, Inc. to PanAmerica Capital Group, Inc.

10.3 Securities Purchase Agreement dated September 27, 2002 between Nomadic Collaboration International, Inc. and PanAmerica Capital Group, Inc.

10.4 Convertible Promissory Note dated November 6, 2002 issued by Nomadic Collaboration International, Inc. to PanAmerica Capital Group, Inc.

99 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMADIC COLLABORATION INTERNATIONAL, INC.

By:   /s/ Raymond Polman
    --------------------------------------
Raymond Polman, President & CEO
(Principal Executive Officer and Principal
Financial and Accounting Officer)
Date:  November 14, 2002

CERTIFICATION

I, Raymond Polman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nomadic Collaboration International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:         November 14, 2002


/s/ Raymond L. Polman, CA

Raymond L. Polman, CA, Principal Financial Officer and Principal Executive
Officer