Form 10QSB/A
period 2002-09-30
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2002-11-18
CIK 1062720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

                                Explanatory Note


This Amendment No. 1 on Form 10-QSB/A (the "Amendment") amends the Quarterly Report on Form 10-QSB of Nomadic Collaboration International, Inc. (the "Company") for the quarterly period ended September 30, 2002, previously filed on November 14, 2002 (the "Original 10-QSB"). The Company has filed this Amendment solely to amend the Consolidated Statements of Cash Flows contained in the Original 10-QSB. This Amendment makes no other changes to the Original 10-QSB. This Amendment contains only the Consolidated Statements of Cash Flows for the periods indicated and should be read in conjunction with the information set forth in the Original 10-QSB.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)


                                                                               CUMULATIVE
                                                                                 AMOUNTS
                                                                                  FROM
                                                                              INCORPORATION
                                                                                   ON
                                                                                JULY 28,         NINE MONTH       NINE MONTH
                                                                                1999 TO         PERIOD ENDED     PERIOD ENDED
                                                                              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                  2002               2002             2001
                                                                              -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                        $(1,889,796)       $(561,133)       $(721,518)
    Adjustments to reconcile loss to net cash used in operating activities:
       Depreciation                                                                 25,644            5,448               -
       Loss on disposal of capital assets                                           18,602               -            18,602
       Preferred stock issued for services                                          92,177               -            92,177
       Accrued interest on note payable                                             12,250           12,250               -
       Accrued consulting fees due to related parties                               66,500               -                -
       Accrued salaries and benefits due to related parties                         26,851           26,851               -

    Changes in non-cash working capital items:
       Decrease in prepaid expenses                                                     -                -             5,229
       Increase in accounts payable and accrued liabilities                        104,451            3,074            8,457
                                                                               -----------        ---------        ---------

    Net cash used in operating activities                                       (1,543,321)        (513,510)        (597,053)
                                                                               -----------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of capital assets                                                  (63,761)         (23,913)          (7,960)
    Proceeds from disposition of capital assets                                      1,049               -               664
                                                                               -----------        ---------        ---------

    Net cash used in investing activities                                          (62,712)         (23,913)          (7,296)
                                                                               -----------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common and preferred stock of Omnitrix Technologies
       Incorporated for cash                                                     1,064,350               -                -
    Notes payable                                                                  490,000          390,000               -
    Due to related parties                                                          58,835           49,835          (25,513)
    Repurchase of common stock and preferred stock                                  (3,429)              -            (3,429)
                                                                               -----------        ---------        ---------

    Net cash provided by (used in) financing activities                          1,609,756          439,835          (28,942)
                                                                               -----------        ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                   3,723          (97,588)        (633,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -           101,311          673,636
                                                                               -----------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     3,723        $   3,723        $  40,345
                                                                               ===========        =========        =========
CASH PAID DURING THE PERIOD FOR INTEREST                                       $        -         $      -         $      -
CASH PAID DURING THE PERIOD FOR INCOME TAXES                                   $        -         $      -         $      -
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

NOMADIC COLLABORATION INTERNATIONAL, INC.

By:   /s/ Raymond Polman
    --------------------------------------
Raymond Polman, President & CEO
(Principal Executive Officer and Principal
Financial and Accounting Officer)
Date:  November 18, 2002

CERTIFICATION

I, Raymond Polman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Nomadic Collaboration International, Inc.

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



Date:         November 18, 2002


/s/ Raymond L. Polman, CA

Raymond L. Polman, CA, Principal Financial Officer and Principal Executive
Officer