Form 10KSB
period 2002-12-31
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2003-02-10
CIK 1062720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from [ ] to [ ]
    Commission file number 000-27131

                   NOMADIC COLLABORATION INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0381258
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                      c/o PanAmerica Capital Group, Inc.,
                               50 Marbella Street
                        World Trade Center, 12th Floor,
                        Panama City, Republic of Panama
                    (Address of principal executive offices)

                                011-507-213-8874
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The issuer's revenues for its most recent fiscal year were: $0

The aggregate market value of common equity of the registrant held by non-affiliates computed by reference to the last sales price at which the common stock was sold on January 22, 2003 was $208,963.

As of February 4, 2003, there were 216,703 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                    NOMADIC COLLABORATION INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                     Part I                                Page
Item 1.  Description of Business                                            3

Item 2.  Description of Property                                           13

Item 3.  Legal Proceedings                                                 13

Item 4.  Submission of Matters to a Vote of Security Holders               14

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          14

Item 6.  Management's Discussion and Analysis or Plan of Operation         16

Item 7.  Financial Statements                                              19

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                              19

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 19

Item 10. Executive Compensation                                            20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   20

Item 12. Certain Relationships and Related Transactions                    21

Item 13. Exhibits and Reports on Form 8-K                                  23

Item 14. Controls and Procedures                                           24

Signatures                                                                 41

Certifications                                                             41

Caution Regarding Forward Looking Information

     This report contains forward-looking statements within the  meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any
such forward-looking statements.   Our business and financial  performance are
subject to substantial risks and uncertainties.   Actual results  could differ
materially  from  those  projected  in  the forward-looking  statements.    In
evaluating our business, you should carefully  consider  the  information  set
forth below under the caption  "Risk Factors."   Readers are  cautioned not to
place undue reliance on these forward-looking statements.

     References in this Report to "Nomadic," the "Company," "we," "our," and "us" refer to Nomadic Collaboration International, Inc., a Nevada corporation.

Reverse Stock Split other Stock Transaction

     On January 10, 2003, the Board of Directors of Nomadic Collaboration International, Inc. approved a 150-to-1 reverse split of the Company's common stock, $.001 par value per share (the "Reverse Stock Split"). The Reverse Stock Split became effective at the opening of business on January 23, 2003, at which time our 33,002,348 outstanding shares of common stock became 220,036 outstanding shares, subject to adjustment from rounding up of fractional shares
that may result in up to 100 additional shares being issued.    On January 24,
2003, 3,333 shares of common stock were surrendered for cancellation resulting in 216,703 issued and outstanding shares of common stock on January 25, 2003. The Reverse Stock Split was accompanied by a corresponding reduction in the authorized number of shares of the Company's common stock from 100,000,000 to 666,666. Fractional shares resulting from the Reverse Stock Split were rounded
up to a full  share  of common  stock.    Except  as otherwise indicated,  the
information in this report gives retroactive effect to the Reverse Stock Split.

     The Articles/Certificate of Share Exchange ("Certificate of Share Exchange") of the Company, incorporating by reference that certain Plan of Reorganization and Acquisition dated January 21, 2002, as filed with the Nevada Secretary of State on April 3, 2002, provide that "there shall be no reverse split of the common stock of the public corporation for eighteen months from the date transaction closes" (the "Reverse Stock Split Prohibition"). The transaction contemplated in the Certificate of Share Exchange was the acquisition by the Company of all of the capital stock of Omnitrix Technologies, Inc., a Delaware corporation ("Omnitrix"), whereby Omnitrix became a wholly-owned subsidiary of the Company. Upon approval of the Board of Directors of the
Company, the Reverse Stock Split was effected on January 23, 2003.   As soon as
practicable after the date of this Form 10-KSB, the Company intends to obtain written consents from the holders of a majority of the outstanding common stock of the Company to (i) amend and restate its Articles of Incorporation to, among other things, increase its authorized shares of common stock from 666,666 to 100,000,000 and eliminate the Reverse Stock Split Prohibition and (ii) ratify and affirm the Reverse Stock Split.

                                     PART I

Item 1.   Description of Business

Our Corporate History

     We were incorporated in the state of Nevada on December 18, 1997 as "DP Charters, Inc." On April 8, 2002, we changed our name to "Nomadic Collaboration International, Inc."

     From our incorporation until September 2000, we pursued our business as a charter yacht service provider from Dana Point Harbor in California, which was ultimately unsuccessful. Our initial business was the provision of charter yacht services from Dana Point Harbor in California and, later additionally, to provide worldwide SCUBA diving tours.

     We experienced some difficulties in connection with our request for clearance for quotations on the OTC Bulletin Board (OTCBB), and then with respect to registering our common stock under the Securities Exchange Act of
1934 ("Exchange Act"),  resulting from rule  changes and other matters.   The
registration of our  common stock under the  Exchange Act  became effective on
October 23, 1999.   Our common stock was  not  eligible for  consideration  for quotations on the OTC Bulletin Board until  August 24, 2000.  Shortly thereafter
our common stock was accepted for quotation on the OTC Bulletin Board.   On  or
about September 1, 2000, we resumed efforts to pursue our original business plan.

     The result of delays in registering our common stock under the Exchange Act and clearing our common stock for quotations on the OTC Bulletin Board was a crucial loss of time and momentum. Management determined that to renew the Company's business plan, additional funding of approximately $250,000 was necessary. We engaged in discussions with our existing stockholders and other investors known to management to be regular investors in start-up ventures, to determine potential interest in funding a renewal of our program. We were not
able to secure sufficient interest in our renewal  efforts to proceed.   Our
attempts to recover  and  re-dedicate  ourselves  to our  business plan were
ultimately unsuccessful.   The result of being  unable to fund  our original
business plan was that we became dependent upon the acquisition of profitable assets to make the Company more attractive to investors.

     Between September 2000 and March 2002, as we did not have an operating business that we could pursue, we sought to either identify a suitable business opportunity or to enter into a suitable business combination and operated as a "blank check" company.

     On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix pursuant to an Agreement and Plan of Reorganization, dated January 21,
2002 between our Company, Omnitrix and the stockholders of Omnitrix.   Omnitrix
has no current operations and is in the business of developing software products designed to enable access to information on a wide variety of mobile devices and
over a broad range of wireless networks.   Under the terms of the  Agreement and
Plan of Reorganization, we acquired all of the issued and outstanding shares of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the stockholders of Omnitrix, pro-rata based on their pre-acquisition holdings of the common and preferred stock of Omnitrix.

     Immediately prior to the acquisition, there were 1,129,063 preferred shares of Omnitrix, which were exchanged for 8,529,166 of our common shares, and 1,460,834 common shares of Omnitrix, which were exchanged for an equal number of our common shares. These share amounts are prior to the Reverse Stock Split and have not been restated to give effect to the Reverse Stock Split.

     We invested approximately $500,000 of new capital in Omnitrix prior to concluding that it would be too difficult to continue to finance this venture in the 2002 financial and capital market environment.

     On April 9, 2002, we formed a wholly owned Canadian subsidiary corporation, Nomadic Collaboration Corp., primarily to capture Canadian tax credits on
Canadian taxable expenditures.   This subsidiary did not  have  any  operations
and was divested  to  Raymond Polman,  a former  director  of the  Company,  on
December 12, 2002  for $1.00 Canadian.   We  did  not  have any further planned
taxable Canadian expenditures and did not anticipate future benefits from this subsidiary at the time of its disposal.

Change of Control

     Effective November 26, 2002, we underwent a change in control through a change in the composition of our Board of Directors and the management of the Company. On November 25, 2002, Mr. Raymond Polman resigned as the Chief Executive Officer of the Company and the Board of Directors appointed Ricardo Garcia de Paredes Carbone as a director and Chief Executive Officer of the Company. On November 26, 2002, Mr. Polman resigned as a director and Chief Financial Officer of the Company and Mr. Peter Dunfield resigned as a director of the Company.

     The remaining sole officer and director of the Company, Ricardo Garcia De Paredes Carbone, is an employee of PanAmerica Capital Group, Inc.
("PanAmerica"), a principal stockholder of the Company.   To  our knowledge,
the resignations of Messrs. Polman and Dunfield were not prompted by any arrangements or understandings with PanAmerica, or its associates, or by any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     As reported in the Schedule 13D filed by PanAmerica with the Securities and Exchange Commission dated September 27, 2002, as supplementally amended by Amendment No. 1 to Schedule 13D dated November 21, 2002, PanAmerica beneficially owns or has the right to acquire an aggregate of 93,625 shares of the Company's common stock, or approximately 41% of the Company's outstanding shares of common stock.

     The Company is currently directing its efforts towards realigning its business and operations. In conjunction with PanAmerica, new management will seek to position the Company to take advantage of certain opportunities to effect a business combination with, or acquisition of, an operating entity. These opportunities include, without limitation, a business combination with, or acquisition of, LiquidGolf Corporation, a retailer of golf merchandise on the Internet. The Company does not have any present contracts, arrangements, understandings or relationships with LiquidGolf Corporation, or any other entity, regarding the possibility of a business combination or acquisition transaction.

Planned Amendment and Restatement of Our Articles of Incorporation

     As soon as practicable after the date of this Form 10-KSB, we intend to amend and restate our Articles of Incorporation to, among other things, increase our authorized shares of common stock from 666,666 to 100,000,000 (the "Restructuring Proposal"). The increase in authorized capital was approved by the Board of Directors at the time that the Board of Directors approved the
Reverse Stock Split  and  will  require  stockholder  approval to effect.   The
Company intends to obtain the requisite stockholder approval by written consent of stockholders holding a majority of its outstanding common stock. We believe it is necessary to increase our authorized capital to properly position the Company to take advantage of opportunities to effect a business combination with, or acquisition of, an operating entity.

Proposed Operations

     The Company currently has no ongoing operations and has not engaged in any business activities since August 2002. Nevertheless, our new management believes it may be possible to recover some value for the stockholders through the adoption and implementation of a plan whereby our company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company that has both business history and operating assets.

     We intend to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately held company or other business opportunity. Our contemplated business operations are sometimes referred to as a "blind pool" because our stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to us, or to approve or disapprove the terms of any business combination transaction that may be negotiated. Consequently, our potential success will be primarily dependent on the efforts and abilities of our management, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

     Management anticipates that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous privately held companies seeking the perceived benefits of becoming a publicly held corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which addition al equity may be sought, providing liquidity for the principals of the business, creating a means for providing stock incentives or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis extremely difficult and complex. Management believes we will only be able to participate in one business venture. This lack of diversification should be considered a substantial risk because it will not allow us to offset potential losses from one venture against gains from another. Moreover, since we do not have any financial, managerial or other resources, we May not be viewed as a suitable business combination partner for either Developing companies or established businesses that currently need substantial additional capital.

     Management believes our company will offer owners of a suitable privately held company the opportunity to acquire a controlling ownership interest in a public company:

-  In less time than would be required for a traditional IPO;

-  For less out-of-pocket cost than would be required for a traditional IPO; and

- With a greater degree of certainty that the transaction will ultimately close.

Nevertheless, the owners of any target that we select will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with future reporting under the Exchange Act.

     In addition, even if the company is successful in effecting a business combination with, or acquisition of, an operating entity, the combined companies may only qualify for quotation on the OTC Bulletin Board, trading may not become active, liquid or sustained and the market prices may be volatile. Even if we negotiate and close a business combination, an active, liquid, stable and sustained public market for our shares may never develop.

     While management believes our company will be able to enter into a business combination transaction within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. We will not restrict our search to any specific business, industry or geographical location, and our company may participate in a business venture of virtually any kind or nature.

Acquisition Opportunities

     In implementing a particular business combination transaction, our company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that our present stockholders will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of our current officers and directors will ordinarily resign and be replaced by new officers and
directors  selected by the  target.   Management  does  not  intend  to  obtain
stockholder approval before consummating any acquisition other than a statutory merger.

     In connection with our investigation of potential business opportunities, management will ordinarily meet personally with the management and key personnel of potential targets. They may also visit and inspect material facilities, check the references of management and key personnel, and take other reasonable investigative measures. Since the financial and other resources of our company will be limited, management is not likely to obtain independent analysis or verification of the information provided by a potential target

     The terms of any business combination we may negotiate in the future will depend on the nature of the opportunity, the needs and desires of the target and its owners, and the relative negotiating strength of our company and the other parties to the proposed transaction. In negotiating the terms of a potential business combination, our management will ordinarily focus on the percentage of the combined companies' stock that will be held by the owners of the target upon completion of the transaction. While our management will endeavor to maximize the total value to our current stockholders, it is likely that the owners of the target will want to own between 80% and 95% of the outstanding stock the combined companies upon completion of the transaction. Therefore, any business held by our current stockholders. PanAmerica may, but does not presently intend to, sell any portion of its shares in connection with a business combination.

     Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake
any  significant  development,  marketing  and   manufacturing   activities.
Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies, if at all.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and
attention and substantial costs for accountants,  attorneys and others.   If  a
decision were made not to participate in a specific  business  opportunity  the
costs incurred in the related investigation would not be recoverable.   Further
more, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

     If our company issues securities in connection with a business combination, we will probably do so in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, our company may agree to register such securities either at the time of the transaction or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market.

     While the terms of a future transaction cannot be predicted, it is likely that the parties to the business transaction will want to avoid a taxable event. Therefore, the most likely transaction format would be an acquisition structured as a tax-free reorganization under Sections 368(a)(1) or 351 of the Internal
Revenue Code of 1986,  as amended (the "Code").   In order to  obtain  tax-free
treatment under the Code,  it may be necessary for the  owners of the  acquired
business to own at least 80% of the voting stock of the  surviving entity.   In
such event, our current stockholders would retain less than 20% of the combined companies. We intend to structure any business combination in such manner as to minimize Federal and state tax consequences to the target.

Investment Company Act

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the
reorganization as discussed above.   The Investment Act regulates each of these
areas, in order to protect purchasers of investment Company securities.   Since
the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

     The Company expects to encounter substantial competition in its efforts to
locate attractive business combination opportunities.   The competition  may in
part come from business development companies, venture capital partnerships and
corporations, small investment companies, brokerage firms, and the like.   Some
of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

     The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. Currently there are no plans to retain additional contractors or hire additional employees until we consummate a business combination or acquisition with existing employees, or until new capital resources are located for the Company's operating plan. Any plans to retain contractors or hire additional employees during the twelve-month period ending December 31, 2003 will be dependent on future financing being raised in conjunction with a new business combination.

Risk Factors

     Conflicts of Interest. Certain conflicts of interest exist between the Company and its sole officer and director. He has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

     It is anticipated that PanAmerica, a principal stockholder of the Company, may actively participate in the negotiation of a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider its own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not, and in all likelihood will not, be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

     Regulation of Penny Stocks. Our common stock is subject to rules promulgated by the Securities and Exchange Commission (the "Commission") relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq Small-Cap or National Market Systems, trade at less than $5.00 per share, or who do not meet
certain  other  financial requirements specified by  the  Commission.   These
rules  require  brokers  who   sell  "penny stocks"  to  persons  other  than
established   customers  and   "Accredited  Investors"  to  complete  certain
documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common
stock and may affect the secondary market for our  common stock.   These  rules
could also hamper our ability to raise funds in the primary market for our common stock.

     Stockholders should also be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns
of fraud and abuse.   Such patterns include  (i)  control of the market for the
security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the
abuses that have occurred historically  in the penny stock  market.   Although
the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

Volatility of our Common Stock. Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "NDCI." The trading volume of our common stock historically has been
limited and sporadic, and the stock prices have been volatile.   As a result of
the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our Common Stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including,
without  limitation,  actual  or  anticipated  announcements  of   a  business
combination with, or acquisition of, an operating entity, as well as the number of shares available for sale in the market.

No Operating History.   The Company  has no operating history, no revenues  from
operations and virtually no assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or
involvement in a new business opportunity.   The Company must  be regarded as a
new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Possible Business Not  Identified  and  Highly  Risky.   The  Company  has  not
identified and has no commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's
participation.   A significant portion of the Company's available  funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Need for Audited Financial  Statements.    The  Company  will  require  audited
financial statements from any business that it proposes to acquire. Since the Company will be subject to the reporting provisions of the Exchange Act, it will be required to include audited financial statements in its periodic reports for
any existing business it may acquire.   Moreover,  the  lack  of such financial
statements is likely to discourage broker-dealers from becoming or continuing to
serve  as market  makers in the securities of the  Company.   Finally,  without
audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act, and the ability of the Company to raise capital would be significantly limited. Consequently, acquisitions prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition.

Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management.   The  Company
will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time and attention to the Company will have a material adverse effect on the Company. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Dependence upon Outside Advisors.   To supplement the  business  experience of
its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Leveraged Transactions.   There is a  possibility  that any acquisition of  a
business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase
the Company's exposure to  larger losses.   A business  opportunity  acquired
through a leveraged transaction is profitable  only if  it  generates  enough
revenues to cover the  related debt and expenses.   Failure to  make  payments
on the debt incurred to purchase the business opportunity could  result in the
loss of a portion or all of the assets acquired.   There  is no assurance that
any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends.   The Company  has not paid dividends  on its common
stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders.   In conjunction with
completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that
represents  the  majority  of the voting power and equity of the Company.   In
conjunction with such a transaction, the Company's current officers, directors, and principal stockholders could also sell all, or a portion, of their controlling block of stock to the acquired company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current stockholders. As a result, the acquired company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

Rule 144 Sales. Of the 216,703 presently outstanding shares of the Company's common stock, at least 147,047 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the
"Securities Act").   As  restricted shares,  these shares may be  resold  only
pursuant to an effective registration statement  or under the  requirements of
Rule 144 or other applicable  state securities  law.   Rule 144  provides,  in
essence, that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during
the four calendar  weeks  prior to sale.   There is  no limit on the amount of
restricted securities that may be sold by a non-affiliate after the restricted
securities have been held by the owner for a period of at least two years.   A
sale under Rule 144, or under an other exemption from the Securities Act, if available, or pursuant to subsequent registrations of common stock of present stockholders, may have a depressive effect upon the price of the Company's
common stock.   As  of the  date hereof,  the  current  owners  of  restricted securities have not held any of the outstanding shares of restricted securities for a period of more than two years.

Blue Sky Considerations.    In  addition  to  other  risks,  restrictions  and
limitations which may affect the resale of the existing shares of our common stock, consideration must be given to the "Blue Sky" laws and regulations of each state or jurisdiction in which a shareholder wishing to re-sell may reside. Some states may distinguish between companies with active businesses and companies whose only business is to seek to secure business opportunities, and may restrict or limit resale of otherwise free-trading and unrestricted securities of companies, like us, whose business is to seek an uncertain profitable business combination at some future time. We have taken no action to register or qualify our common stock for resale pursuant to the "Blue Sky" laws or regulations of any state or jurisdiction. Accordingly offers to buy or sell our existing securities may be unlawful in certain states and may be subject to civil or criminal penalties.

Item 2. Description of Property.

The Company has no property, either owned or leased.   The Company  currently
enjoys  the  non-exclusive  use  of  the  offices of  PanAmerica, a principal
stockholder  of the Company.   We are charged for outside copying and Federal
Express,  U.P.S and other messenger  services.   We do  not pay  for  routine
telephone.   We pay for in-house copying,  but not  United States Mail.   Our
address for mail and deliveries is PanAmerica Capital Group, Inc., World Trade Center, 12th Floor, Panama City, Republic of Panama. Our telephone numbers are 507-213-8874 (tel) and 507-213-8875 (fax).

Item 3. Legal Proceedings.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

     As soon as practicable after the date of this Form 10-KSB, we intend to amend and restate our Articles of Incorporation to, among other things, increase our authorized shares of common stock from 666,666 to 100,000,000 and eliminate
the Reverse Stock Split Prohibition.   The  increase  in authorized capital was
approved by the Board of Directors at the time that the Board of Directors approved the Reverse Stock Split and will require stockholder approval to
effect.   The  Company intends to obtain the requisite stockholder approval  by written consent of stockholders holding a majority of its outstanding common stock.

                                    PART II

Item 5. Market For Common Equity And Stockholder Matters.

Market Information

     Our common stock is traded in the over-the-counter market and quotations are published on the NASD OTC Bulletin Board under the symbol "NDCI," and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. Quotations on our common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon a sale of any particular quantity thereof. Prior to January 23, 2003, our common stock traded under the symbol NMDC.

     The following table sets forth the range of high and low bid prices of our common stock for each calendar quarterly period during the fiscal years ended December 31, 2002 and 2001 as reported by the OTC Bulletin Board Research Service. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     The prices set forth below are adjusted for the Reverse Stock Split effective on January 23, 2003. The high and low bid price quotations for our common stock are as follows for the periods indicated:

                                                   Bid Prices
                                                 High      Low
                                                 ----      ---
Year ended
December 31, 2002
-----------------
First Quarter                                   90.00     57.00
Second Quarter                                 147.00     18.00
Third Quarter                                   30.00      6.00
Fourth Quarter                                   7.50      2.25

Year ended
December 31, 2001
-----------------
First Quarter                                   46.88     11.00
Second Quarter                                  38.00     20.00
Third Quarter                                   29.00       .50
Fourth Quarter                                   1.02       .15

     As of February 4, 2003, the Company had issued and outstanding 216,703 shares of common stock and there were approximately 44 stockholders of record and 362 beneficial owners of our common stock.

The Company does not have any compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance,

Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

Reverse Stock Split

The effect of the Reverse Stock Split on January 23, 2003, was:

1. The 33,002,348 outstanding shares of common stock just prior to the Reverse Stock Split were reduced to 220,036 shares as of January 23, 2003. It is expected that further rounding up of fractional shares may result in up to another 100 shares being issued.

2. Of these 220,036 shares of common stock issued and outstanding, 66,667 had been issued to stockholders in Omnitrix in connection with the 2002 acquisition of Omnitrix by the Company. Subsequently, 3,333 of these shares were surrendered for cancellation on January 24, 2003 leaving a balance of 216,703 shares outstanding on January 25, 2003.

Recent Sales of Unregistered Securities

     Set forth below is information regarding securities sold by us during the fiscal year ended December 31, 2002, and the consideration received by us for such securities. None of the securities were registered under the Securities Act. In the opinion of the Company, the sale or issuance of such securities was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act as transactions by an issuer  not  involving
any public offering.   The  recipient of  securities in each  such  transaction
represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were fixed to the share certificates issued in such transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale or issuance of any securities.

     On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix pursuant to an Agreement and Plan of Reorganization, dated January 21, 2002, between our Company, Omnitrix and the stockholders of Omnitrix. Under the terms of the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the stockholders of Omnitrix, pro-rata based on their pre-acquisition holdings of the common and preferred stock of Omnitrix. Immediately prior to the acquisition, there were 1,129,063 preferred shares of Omnitrix, which were exchanged for 8,529,166 of our common shares, and 1,460,834 common shares of Omnitrix, which were exchanged for an
equal number of our common  shares.   These  share  amounts  are prior to  the
Reverse Stock Split and have not been restated to give effect to the Reverse Stock Split.

     On September 27, 2002, the company issued 83,709 shares of Common Stock to PanAmerica in full and final settlement of amounts owed by the Company to PanAmerica under a promissory note dated on or about May 15, 2002 in the principal amount of US $490,000, bearing simple interest at the rate of 10% per annum (the "Note"). The Note was converted into Common Stock at the rate of US $0.04 per share (or $6.00 per share after giving effect to the Reverse Stock Split).

     In November 2002, the Company was advanced funds and issued a convertible promissory note in the principal amount of $46,100 to PanAmerica. The convertible note is unsecured, bears interest at 8% per annum and is due on November 6, 2003. The convertible promissory note is convertible into common shares of the Company at a price of $6.00 per share after giving effect to the Reverse Stock Split.

     On October 31, 2002, the Company entered into a settlement agreement with its past chief technology officer, Roger Warren, to settle amounts outstanding and payable to Mr. Warren. Mr. Warren was owed approximately $70,000 for salaries and disbursements. These amounts were settled for a commitment by the Company to issue 1,750,000 pre-Reverse Stock Split shares of the Company's common stock.

Item 6.  Managements Discussion and Analysis or Plan of Operation

Cash Requirements

     The Company presently has no capital resources. The Company has received short-term capital resources from PanAmerica from whom the Company anticipates bridge financing will be available until additional financing is received or until an additional liquid operating business is identified and the Company
effects a business combination.   Management has reduced the cash requirements
of operations to less than $50,000 per quarter, however, its objective of generating revenues and positive cash flow will be delayed until management can raise sufficient capital resources in conjunction with consummating a business combination or acquisition of a cash generating business. However, there can be no assurances that additional financing will be received or that a desirable business opportunity will be located. The Company has been in discussions with a potential target for a business combination. The Company does not however have any present arrangements or understandings with this business or any other business regarding the possibility of a business combination or acquisition transaction.

     As of December 31, 2002, the Company had a working capital deficiency of $277,081 The Company has discontinued and/or postponed paying related parties for services rendered to the Company. These measures cannot be sustained indefinitely and, as a result, management has increased its efforts to locate new funding and a suitable merger or acquisition partner as a means of ending its present working capital deficiency.

     Over the twelve-month period ending December 31, 2003, we anticipate that we will need to raise between $250,000 and $500,000 to meet our existing operating requirements. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing. Over the past twelve months the Company has been financed with short-term borrowings from PanAmerica. We believe that PanAmerica will continue to provide short-term funding until the Company locates a new merger or acquisition partner, at which time the Company will have a greater chance of obtaining the $250,00 to $500,000 additional financing required for its next year of operations. There are no arrangements or commitments between the Company and PanAmerica with respect to additional funding and there can be no assurances PanAmerica will provide additional funding to the Company on acceptable terms, if at all.

Revenues from operations

     The Company presently has no revenues from operations. We have experienced significant uncertainties and have very low expectations for revenues from our wireless data services operating plan. As we do not have sufficient funding to pursue our operating plan, we decided to postpone our operating plan and pursue operating revenues through an acquisition or business combination.

Product Research and Development

     We have discontinued all research and development associated with wireless data services in an effort to reduce expenditures. Over the next twelve months we will be focusing our efforts on locating and attracting a revenue-producing
business opportunity through which we may offer integration services.   We are
attempting to locate a business opportunity to augment or replace the potential
revenue-producing operations of our emerging wireless  data technologies.   We
anticipate that we will expend no funds on research and development over the twelve months ending December 31, 2003.

Purchase of Significant Equipment

     The Company has invested less than $30,000 in capital equipment  over  the
past twelve months.   This equipment has been deemed to have no further  future
benefit to the Company and as a result has been fully depreciated as at the year ended December 31, 2002. We do not intend to purchase any significant equipment over the twelve months ending December 31, 2003.

Other

     In October and November 2002, the Company entered into settlement agreements with its past chief technology officer, Roger Warren, and a significant consulting vendor to settle amounts outstanding and payable to them. Roger Warren was owed approximately $70,000 for salaries and disburse-ments. These amounts were settled for a commitment by the Company to issue 1,750,000 pre-Reverse Stock Split shares of the Company's common stock. The consulting vendor was owed approximately $41,000 in fees and disbursements, for which a settlement of $30,000 was arranged.

     In November 2002, we also relocated the Company's operations to a shared office facility in Panama City, Republic of Panama, and we discontinued rental arrangements with our Vancouver location. As a result of this relocation, our operating cost for rent, telephone, office and miscellaneous administration expenses have been further cut by approximately $1,000 per month over the levels of the previous quarter ended September 30, 2002.

     The Company has cut its professional fees to a maintenance level of approximately $1,000 per month. We believe that if we locate a suitable merger or acquisition partner and raise additional financing that professional fees will increase significantly to accommodate the due diligence, financing costs, and legal and accounting fees necessary to consummate a business combination or acquisition transaction.

     As the Company has reduced its liabilities and its costs to what management believes to be a minimum, we will now focus our efforts on acquiring, or entering into a business combination in conjunction with a private placement. The results of the fiscal year ended December 31, 2002 are not indicative of any normal operating activity

     The Company does not consider any specific accounting policies to be critical to the economic success of its business.

     See Item 12. Certain Relationships and Related Transactions and Notes 7, 8, 9 and 11 to the Company's consolidated financial statements with respect to certain related party transactions.

     See Note 3 to the Company's consolidated financial statements for recent accounting pronouncements.

     The Audit Committee of the Company for the fiscal year ended  December 31,
2002, consisted of our Board of Directors.   Management is responsible for  our
internal controls and the financial reporting process. Our independent auditors are responsible for performing an audit of our financial statements in accordance  with  generally  accepted  auditing standards and to issue a report
thereon.   It is the responsibility of our Board of  Directors to  monitor  and
oversee these processes.   In this context,  the Committee  has  met  and  held
discussions with management and the independent accountants.

     Management believes that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with management and our independent auditors including matters required to be discussed by Statement
of  Auditing  Standards  No.  61  (Communication with Audit Committees).   Our
independent auditors also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

     We are continuing to search for an appropriate acquisition to provide an opportunity to acquire operations with positive cash flow in conjunction with a private placement. Our objective is to locate, close and finance an acquisition in the first half of the year (2003).

     For the above stated reason, we have no financing plans of our own, and no need or expectation of additional funding before closing an acquisition. We are unable to presently determine the cash requirements of any acquired businesses as we have not advanced discussions sufficiently to determine the cash requirements of any given business.

     We have not experienced any revenues this year, but have incurred expenses in connection with the Omnitrix acquisition and its operations. The consolidated financial statements reflect the acquisition of Omnitrix and approximately five months of operations prior to discontinuing additional funding of Omnitrix. The final four months of operations in 2002 involved negotiating settlement of Omnitrix agreements and negotiating consulting and professional fees arrangements.

     The comparative results are those of Omnitrix and will not agree with the 10-KSB for the year ended December 31, 2002.

     The Company has continuing losses, negative cash flow and severe liquidity
problems.   These  conditions  raise  substantial  doubt  about  our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

     Reference is made to Note 2 of our  consolidated  financial  statements,
Going Concern.   The operations of the Company have primarily been  funded by
the issuance of capital stock and debt.   Continued operations of the Company
are dependent on the Company's ability to complete additional equity financings
or generate profitable operations in the future.   Management's  plan in this
regard is to secure additional funds through future equity financings.   Such
financings may not be available or may not  be available on  reasonable terms.

     We have been able to continue based upon loans from certain of our stockholders. Management believes that action presently being taken to revise our operating and financial requirements provides the opportunity for us to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for operations and ultimately profitability in both the short and long-term. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

     The Due to Related Party balance consists of advances from a company controlled by a former director of Omnitrix of $74,989 and fees, salaries and
disbursements owing to a past director of  Omnitrix  of $70,015.   The  $70,015
owing to the past director has been settled with a commitment to issue 1,750,000 shares of the Company's stock (pre Reverse Stock Split) or 11,667 shares after giving effect to the Reverse Stock Split by the Company.


Item 7. Financial Statements.

The required financial statements begin on Page 24 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                     PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our sole executive officer and director, his age, and positions with the Company as of December 31, 2002, are as follows:

----------------------------------------------------------------------------
Name                              Age                         Position
----------------------------------------------------------------------------

Ricardo Garcia de Paredes          28            Chief Executive Officer and
Carbone                                          Director
-----------------------------------------------------------------------------

     Effective November 26, 2002, the Company underwent a change in control through a change in the composition of the Board of Directors and the management of the Company. On November 25, 2002, Mr. Raymond Polman resigned as the Chief Executive Officer of the Company and the Board of Directors appointed Ricardo Garcia de Paredes Carbone as a director and Chief Executive Officer of the
Company.   On November 26,  2002,  Mr. Polman resigned as a director  and Chief
Financial Officer of the Company and Mr. Peter Dunfield resigned as a director of the Company.

     Ricardo Garcia de Paredes Carbone, is an employee of PanAmerica. Since September 2000, Mr. Garcia de Paredes has been vice president of investments for PanAmerica. From July 1999 to September 2000, Mr. Garcia de Paredes was an investment officer with Banco de Latinoamerica, S.A. From January 1999 to June 1999, he was general manager of Duty Free Le Shop, an airport duty free franchise, and from May 1997 to December 1998, Mr. Garcia de Paredes was employed as a financial consultant apprentice and then a financial consultant with Merrill Lynch International and Co. Panama.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Commission initial reports of ownership and reports of
changes in ownership of the Company's common stock.   Officers, directors  and
greater than 10% stockholders are required by Commission regulations to furnish
the Company with copies of all Section 16(a) forms they file.   The Company has
received Form 3, Initial Statement of Beneficial Ownership of Securities,  from
Mr. Garcia de Paredes,  who failed to file such form on a timely  basis.   The
Company is also aware that Mr. Robert M.D. Cross has failed to file a Form 3, Initial Statement of Beneficial Ownership of Securities.

Item 10. Executive Compensation.

     Our chief executive officer and director has not received any compensation
for services performed for the Company.   The Company  did not  have any other
executive officers or other employees serving at the end of  fiscal  year 2002
whose total annual salary and bonus exceeded $100,000.   The Company  does not
have any compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The following table shows, as of February 4, 2003, (a) all persons we know to be "beneficial owners" of more than five percent of the outstanding common stock of the Company, and (b) the common stock owned beneficially by the Company's directors and named executive officer and all executive officers and directors as a group. Each person has sole voting and sole investment power with respect to the shares shown, except as noted.
--------------------------------------------------------------------------------
Name and Address                    Amount and Nature
of Beneficial Owner               of Beneficial Owner(1)      Percent of Class
------------------------------------------------------------------------------

PanAmerica Capital Group, Inc.            93,625                    43.2%
50 Marbella Street
World Trade Center, 12th Floor,
Panama City, Republic of Panama (2)

Robert M. D. Cross                        49,263                    22.7%
c/o Macluan Capital
Suite 940-1040 West Georgia
Vancouver, BC, Canada

Ricardo Garcia de Paredes Carbone          2,543                    1.2 %
c/o PanAmerica Capital Group, Inc.
50 Marbella Street
World Trade Center, 12th Floor,
Panama City, Republic of Panama (3)

All executive officers and directors       2,543                     1.2%
as a group (1 person)
--------------------------------------------------------------------------------

(1) "Beneficial ownership" is a technical term broadly defined by the Securities
and Exchange Commission to mean more than  ownership in the  usual  sense.   For
example, you "beneficially" own Nomadic common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have or share the power to vote the stock, or to sell it, or if you have the right to acquire it within 60
days.   The percent of shares  beneficially  owned as  of February 4,  2003 was calculated based upon 216,703 outstanding shares.

(2) This amount includes 8,850 shares of common stock, which may be acquired upon conversion of a convertible note.

Item 12. Certain Relationships and Related Transactions.

     From December 2001 through May 2002, PanAmerica advanced $490,000 to the Company pursuant to a promissory note payable. The note payable bore interest at 10% per annum, was due on demand and unsecured. On September 18, 2002, the promissory note of $490,000 plus accrued interest of $12,250 was converted into
a convertible  promissory note in the  amount of  $502,250.   The  convertible
promissory note bore interest at 10% per annum and was convertible into common shares of the Company at a conversion price of $0.04 per share (or $6.00 per share after giving effect to the Reverse Stock Split), being the market rate for the Company's common stock over the prior 30 day period. On September 27, 2002, the convertible promissory note of $502,250 was converted into 12,556,250 shares of common stock of the Company, or 53,709 shares after giving effect to the Reverse Stock Split.

     From October to November 2002, the Company was advanced funds from PanAmerica and issued a convertible promissory note in the principal amount of $46,100 and a demand promissory note in the principal amount of $7,000 to PanAmerica. The convertible note is unsecured, bears interest at 8% per annum and is due on November 6, 2003. The demand promissory note is unsecured, bears interest at 8% per annum, and is due on demand. The convertible promissory note is convertible into common shares of the Company at a price of $6.00 per share after giving effect to the Reverse Stock Split.

     The Company has no property, either owned or leased. The Company currently enjoys the non-exclusive use of the offices of PanAmerica, a principal stock-holder of the Company. We are charged for outside copying and Federal Express,
U.P.S and other messenger services.   We do not pay for routine telephone.   We
pay for in-house copying, but not United States Mail.

     Robert M.D. Cross was responsible for advances extended from Garroch Financial, Inc., a company controlled by Mr. Cross, to Omnitrix in the month of June 2002 amounting to $90,000. This amount was reduced by approximately $15,000 to a net amount of approximately $75,000 to account for payments made prior to April 8, 2002 (the date Omnitrix was acquired by the Company) by Omnitrix to Form Media Technologies a company also controlled by Mr. Cross. An additional $1,600 of disbursements were incurred indirectly by Mr. Cross and were submitted as expense claims to Omnitrix, thereby increasing the balance owing indirectly by Omnitrix to Mr. Cross to approximately $76,600. These funds are presently listed as advances to the Company without repayment terms. During the year ended December 31, 2002, $46,300 in consulting fees was paid to Garroch Financial, Inc., a company controlled by Mr. Cross, along with $7,500 in rental Payments for office space. Mr. Cross was a director of the Company and a director and officer of Omnitrix. Mr. Cross retained control of signing authority on the Omnitrix bank accounts before, during and after the acquisition of Omnitrix by the Company.

     During the year ended December 31, 2001, the Company paid management fees of $170,478 to Whytecliff Capital, a company controlled by Mr. Cross, a former director of the Company.

     During the years ended December 31, 2002 and 2001, the Company paid or accrued consulting fees of $46,300 and $27,500, respectively, to Garroch Financial, Inc., a company controlled by Mr. Cross, a former director of the Company.

During the years ended December 31, 2002 and 2001, the Company paid or accrued consulting fees of $27,224 and $45,300, respectively, to Mr. Roger Warren, a former director of the Company.

     During the year ended December 31, 2002, the Company paid or accrued consulting fees of $37,504 to MCSI Consulting Services, an employer of Mr. Raymond Polman, a former officer and director of the Company.

     Mr. Garcia de Paredes Carbone is an employee of PanAmerica.

     On April 9, 2002 the Company formed a wholly owned Canadian subsidiary corporation, Nomadic Collaboration Corp., primarily to capture Canadian tax
credits on Canadian taxable expenditures.   This  subsidiary  did  not have any
operations and was divested to Raymond Polman, a former director of the Company,
on December 12, 2002 for $1.00 Canadian.   We did not have any  further planned
taxable Canadian expenditures and did not anticipate future benefits from this subsidiary at the time of its disposal.

     The Company owed $74,989 at December 31, 2002 and $36,500 at December 31, 2001 to Garroch Financial, Inc., a company controlled by Mr. Robert M. D. Cross, a former director of the Company.

     The Company owed $70,015 at December 31, 2002 and $39,000 at December 31, 2001 to Mr. Roger Warren, a former director and chief technology officer of the Company, for salaries and disbursements. On October 31 2002, the Company entered into an agreement  with  Mr. Warren  to  settle  all amounts outstanding
and payable  to  Mr. Warren.   These  amounts  were  settled  for  a commitment
by the Company to issue 1,750,000 pre-Reverse Stock Split shares of the Company's common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1 Articles of Incorporation (incorporated by reference from our Form 10-KSB filed on March 19, 2001)

3.2  Bylaws (incorporated by reference from our Form 10-KSB filed on March 19,
2001)

3.3 Form of Common Stock Certificate (incorporated by reference from our Form 10-KSB filed on March 19, 2001)

10.1 Consulting Agreement, dated April 9, 2002, between Nomadic Collaboration International, Inc. and MCSI Capital Corp. (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

10.2  Convertible Promissory Note dated September 12, 2002 issued by Nomadic
Collaboration   International,   Inc.  to  PanAmerica  Capital  Group,  Inc.
(incorporated by reference from our Form 8-K Current Report filed on November 26, 2002)

10.3 Securities Purchase Agreement dated September 27, 2002 between Nomadic Collaboration International, Inc. and PanAmerica Capital Group, Inc. (incorporated by reference from our Form 8-K Current Report filed on November 26, 2002)

10.4 Demand Promissory Note dated October 10, 2002 issued by Nomadic Collaboration International, Inc. to PanAmerica Capital Group, Inc.*

10.5 Convertible Promissory Note dated November 6, 2002 issued by Nomadic Collaboration International, Inc. to PanAmerica Capital Group, Inc. (incorporated by reference from our Form 8-K Current Report filed on November 26, 2002).

10.6 Plan of Reorganization and Acquisition (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

10.7 Agreement of Share Exchange (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

10.8 Employment Agreement (incorporated by reference from our Form 8-K Current Report filed on April 23, 2002)

21.1  Subsidiaries of the Registrant*

99 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)  Reports on Form 8-K.

Current Report dated November 26, 2002 reporting under Item 1 a change of control of the Company.

Current Report dated January 10, 2003 reporting under Item 5 a 150-to-1 reverse stock split of the Company's common stock.

Item 14.  Controls and Procedures.

     Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and principal accounting and financial officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result the Company is presently relying on assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

                   NOMADIC COLLABORATION INTERNATIONAL, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      Page

Report of Independent Certified Public Accountants                      25

Consolidated Balance Sheets as of December 31, 2002 and 2001            26

Consolidated Statements of Operations for the years ended
     December 31, 2002 and 2001                                         27

Consolidated Statements of Stockholders' Deficiency for the years
     ended December 31, 2002 and 2001                                28-30

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002 and 2001                                         31

Notes to Consolidated Financial Statements                              33

                   NOMADIC COLLABORATION INTERNATIONAL, INC.
                          (formerly DP Charters, Inc.)
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                               DECEMBER 31, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Director of
Nomadic Collaboration International, Inc.
(formerly DP Charters, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Nomadic Collaboration International, Inc. (formerly DP Charters, Inc.) as at December 31, 2002 and 2001 and the related consolidated statements of operations, stock-holders' equity (deficiency) and cash flows for the years then ended and for the period from incorporation on July 28, 1999 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from incorporation on July 28, 1999 to December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are described in
Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                          /s/Davidson & Company
January 23, 2003                                           Chartered Accountants

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
AS AT DECEMBER 31
===============================================================================
                                                        2002           2001
-------------------------------------------------------------------------------

ASSETS

Current
  Cash and cash equivalents                          $  1,013       $ 101,311
                                                     --------        --------

Total assets                                         $  1,013       $ 101,311
==============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
  Accounts payable and accrued liabilities          $  78,345       $ 101,376
  Note payable (Note 7)                                  -            100,000
  Promissory note (Note 8)                              7,000            -
  Convertible promissory note (Note 9)                 46,100            -
  Due to related parties (Note 10)                    146,649          75,500
                                                     --------        --------
  Total current liabilities                           278,094         276,876
                                                     --------        --------
Stockholders' deficiency
  Capital stock (Note 11)
    Authorized
      666,666 common shares,
      par value of $0.001
    Issued
      220,036 common shares (2001 - 10,446,098)           220          10,446
  Additional paid-in capital                        1,651,753       1,142,652
  Deficit accumulated during the
  development stage                                (1,929,054)     (1,328,663)
                                                   ----------      ----------
  Total stockholders' deficiency                     (277,081)       (175,565)

Total liabilities and stockholders' deficiency      $   1,013       $ 101,311
==============================================================================



The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
===============================================================================
                                        Cumulative
                                       Amounts From
                                      Incorporation
                                        on July 28,
                                          1999 to      Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                            2002          2002          2001
--------------------------------------------------------------------------------

EXPENSES
  Advertising and promotion            $     43,173    $  13,664    $  14,254
  Consulting fees                           324,892      199,469      101,138
  Depreciation                               28,367        8,171       14,754
  Management fees                           170,478         -         170,478
  Office and general                        100,066       21,978       27,688
  Professional fees                         174,603       98,150       35,292
  Rent                                       62,125       21,086       20,441
  Salaries and benefits                     409,298       59,599      206,748
  Software development                      350,178      112,980      227,110
  Supplies                                   81,258        6,171       35,468
  Telephone and internet                     50,703        7,420       16,523
  Travel and related                        113,487       35,164       49,751
                                          ---------     --------     --------
                                         (1,908,628)    (583,852)    (919,645)
                                          ---------     --------     --------
OTHER ITEMS
  Interest income                             7,616         -           5,715
  Interest on note payable                  (12,250)     (12,250)        -
  Gain on settlement of accounts payable     11,453       11,453         -
  Loss on disposal of capital assets        (18,602)        -         (18,602)
  Write-off of capital assets (Note 6)      (15,742)     (15,742)        -
  Other income                                7,099         -           7,099
                                          ---------      -------      --------
                                            (20,426)     (16,539)      (5,788)
                                          ---------      -------      --------
Loss for the period                    $ (1,929,054)  $ (600,391)  $ (925,433)
==============================================================================
Basic and diluted loss per common share               $    (4.28)  $   (10.60)
==============================================================================
Weighted average number of common
shares outstanding                                       140,424       87,307
==============================================================================

Loss per share amounts has been retroactively restated to give effect to the 150:1 reverse stock split (Note 11).



The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
                                                            Deficit
                                                            Accumu-
                                                             lated
                                                             During
                                                              the
                Common Stock   Preferred Stock  Additional   Devel-
              ---------------  ---------------   Paid-in     opment
              Shares   Amount  Shares   Amount   Capital      Stage      Total
--------------------------------------------------------------------------------
Balance,
July 28 99
(date of
incorpor-
ation)           -    $  -         -   $   -    $    -      $    -      $  -

Common
Stock
issued
for cash    5,000,000   5,000      -       -         -           -        5,000

Loss for
the period       -       -         -       -         -        (76,931)  (76,931)
            --------------------------------------------------------------------
Balance,
Dec 31 99   5,000,000   5,000      -       -         -        (76,931)  (71,931)

Common
stock
issued
for cash      850,000     850      -       -         -           -          850

Common
stock
cancelled
on reorgan-
ization    (5,800,000) (5,800)     -      -           5,800      -          -

Common
stock
issued on
reorgan-
ization     4,850,000   4,850      -      -          (4,850)     -          -

Preferred
stock
issued
for cash         -       -    1,039,187  1,039    1,057,461      -    1,058,500

Loss for
the year         -       -          -      -           -     (326,299) (326,299)
           --------------------------------------------------------------------
Balance,
Dec 31 00   4,900,000 $ 4,900  1,039,187 $ 1,039 $1,058,411 $(403,230) $661,120

                                 Page 28 of 44                    continued. . .

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
Continued . . .
==============================================================================
                                                              Deficit
                                                              Accumu-
                                                              lated
                                                               During
                                                                the
                Common Stock     Preferred Stock  Additional   Devel-
              ---------------    ---------------   Paid-in     opment
              Shares   Amount    Shares   Amount   Capital      Stage      Total
--------------------------------------------------------------------------------
Preferred
stock issued
for services     -    $   -       89,876  $  90   $ 92,087     $   -   $ 92,177

Common stock
repurchased
and
cancelled  (3,429,166)  (3,429)      -       -        -            -     (3,429)

Common stock
returned to
treasury and
cancelled     (10,000)    (10)      -        -          10         -        -

Loss for
the year         -         -        -        -        -      (925,433) (925,433)
            -------------------------------------------------------------------
Balance,
Dec 31 01   1,460,834    1,461   1,129,063 1,129 1,150,508 (1,328,663) (175,565)

Capital
stock of
Omnitrix
Technologies
Incorporated
At Apr 8 02
(Note 4)   (1,460,834)  (1,461) (1,129,063) (1,129)   2,590       -          -

Capital
stock of
the Company
at
Apr 8 02
(Note 4)   10,446,098   10,446     -        -    (10,446)       -          -

Shares issued
to acquire
Omnitrix
Technologies
Incorporated
(Note 4)   10,000,000 $ 10,000     -   $   -  $  (13,375)    $  -     $  (3,375)

                                 Page 29 of 44                     continued. .




NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in United States Dollars)
Continued . . .
==============================================================================
                                                            Deficit
                                                            Accumu-
                                                             lated
                                                             During
                                                              the
                Common Stock   Preferred Stock  Additional   Devel-
              ---------------  ---------------   Paid-in     opment
              Shares   Amount  Shares   Amount   Capital      Stage      Total
--------------------------------------------------------------------------------

Shares
issued on
conversion of
promissory
note
(Note 7)   12,556,250 $12,556     -    $   -  $ 489,694     $   -     $ 502,250

Reverse
stock
split
(Note 11) (32,782,312) (32,782)    -        -     32,782         -          -

Loss for
the year         -         -       -        -        -      (600,391)  (600,391)
           ---------------------------------------------------------------------

Balance,
Dec 31 02     220,036 $    220     -    $  -  $1,651,753 $(1,929,054) $(277,081)
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
================================================================================
                                        Cumulative
                                       Amounts From
                                      Incorporation
                                        on July 28,
                                          1999 to      Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                            2002          2002          2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $(1,929,054)  $ (600,391)    $ (925,433)
  Adjustments to reconcile loss to net
  cash used in operating activities:
    Depreciation                             28,367        8,171         14,754
    Gain on settlement of accounts
    payable                                 (11,453)     (11,453)          -
    Loss on disposal of capital assets       18,602         -            18,602
    Preferred stock issued for services      92,177         -            92,177
    Accrued interest on note payable         12,250       12,250           -
    Accrued consulting fees due to
    related parties                          66,500         -            66,500
    Accrued salaries and benefits due
    to related parties                       31,015       31,015           -
    Write-off of capital assets              15,742       15,742           -

  Changes in non-cash working
  capital items:
    Decrease in prepaid expenses               -            -             5,229
    Increase (decrease) in accounts
    payable and accrued liabilities          86,773      (14,953)        84,611
                                          ---------      -------        -------
  Net cash used in operating activities  (1,589,081)    (559,619)      (643,560)
                                          ---------      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets             (63,725)     (23,913)          -
  Proceeds from disposal of capital assets      664         -               664
                                          ---------      -------        --------

  Net cash provided by (used in)
  investing activities                      (63,061)     (23,913)           664

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common and preferred stock  1,064,350         -               -
  Promissory note                             7,000        7,000            -
  Convertible promissory note                46,100       46,100            -
  Note payable                              490,000      390,000        100,000
  Due to related parties                     49,134       40,134        (26,000)
  Repurchase of common stock                 (3,429)        -            (3,429)
                                          ---------      -------        -------

                                 Page 31 of 44                      continued. .


NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Continued. . .)
================================================================================
                                        Cumulative
                                       Amounts From
                                      Incorporation
                                        on July 28,
                                          1999 to      Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                            2002          2002          2001
--------------------------------------------------------------------------------

Change in cash and cash equivalents
during the period                             1,013     (100,298)      (572,325)

Cash and cash equivalents,
beginning of period                            -         101,311        673,636

Cash and cash equivalents, end of period   $  1,013     $  1,013     $  101,311
================================================================================

Cash paid during the period for interest                $   -        $     -
================================================================================

Cash paid during the period for income taxes            $   -        $     -
================================================================================
Supplemental disclosure for cash flows (Note 13)



The accompanying notes are an integral part of these consolidated financial statements.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(formerly DP Charters, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
DECEMBER 31, 2002

1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on December 18,  1997 under the laws of  the State
of Nevada.   On April 8, 2002,  the Company changed its name from DP  Charters,
Inc. to  Nomadic  Collaboration  International,  Inc.   During  the year  ended
December 31, 2002, the Company acquired all the issued and outstanding  capital
stock of Omnitrix Technologies, Inc. ("Omnitrix") (Note 4).   The Company  also
incorporated a wholly-owned subsidiary, Nomadic Collaboration Corporation, under the laws of the Province of British Columbia, Canada which was disposed of during the year for proceeds of $1 to a former director and officer of the Company (Note 12).

     The Company's principal business activity consisted of developing mobile applications to improve customer productivity and responsiveness through the use of the latest mobile and collaborative technologies. To date, the Company has not generated significant revenues from its operations and is considered a development stage company.

     The consolidated Company's date of incorporation is considered to be July 28, 1999, the date of incorporation of Omnitrix.

     On January 10, 2003, the board of directors of the Company approved a 150:1 reverse stock split effective January 23, 2002 (Note 11). However, the reverse
stock split contravenes  the Company's Articles of Incorporation.   The Company
intends to amend the Articles to remove the contraventions and seek shareholder
consent for the amendments.   The  consolidated  financial  statements  as  of
December 31, 2002 have been updated to reflect the reverse stock split.


2.   GOING CONCERN

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than
through a process of forced liquidation.   However,  certain  conditions  noted
below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The operations of the Company have primarily been funded by the issuance of capital stock and debt. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

----------------------------------------------------------------------------
                                                       2002          2001
----------------------------------------------------------------------------

Working capital (deficiency)                        $(277,081)    $(175,565)
Deficit accumulated during the development stage   (1,929,054)   (1,328,663)
----------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:


     Principles of consolidation

     These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Omnitrix and its former wholly-owned subsidiary, Nomadic Collaboration Corporation up to its date of disposal.

     All significant inter-company balances and transactions have been eliminated upon consolidation.

     Use of estimates

     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Foreign currency translation

     Transaction amounts  denominated in foreign  currencies are  translated at
exchange rates prevailing at  transaction dates.   Carrying values of  monetary
assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated
at the exchange rate on the original transaction date.   Gains and losses  from
restatement of foreign currency monetary and non-monetary assets and liabilities
are  included in  the  consolidated  statements  of  operations.   Revenues  and
expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the consolidated statements of operations.

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Capital assets

     Capital assets, consisting of computer equipment, are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over three years.

     Software development

     Computer software costs incurred in the preliminary development stage are expensed as incurred.

     Web-site acquisition and development costs

     Web-site acquisition and development costs incurred in the preliminary project stage are expensed as incurred.

     Loss per share

     Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the conversion of outstanding convertible promissory notes into common shares would be anti-dilutive.

      Income taxes

     A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

     Deferred tax assets are  reduced by a  valuation allowance when,  in  the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     New accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no
longer be amortized to earnings, but instead be reviewed for impairment.   The
statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

     In July 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

     In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

     In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have
economic effects that are similar to sale-leaseback transactions.   Generally,
SFAS 145 is effective for transactions occurring after May 15, 2002.

     In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(Including Certain Costs  Incurred in  a Restructuring)"  ("EITF 94-3").   SFAS
146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

      In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

     In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

     The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

4.    RECAPITALIZATION

     On April 8, 2002, the Company acquired all of the issued and outstanding
capital stock of Omnitrix.   As consideration, the Company issued  10,000,000
common shares to the former shareholders of Omnitrix.

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

     ii) The deemed acquisition of the Company is accounted for by the purchase method with the net assets of the Company recorded at fair value at the date of
acquisition.   At  the date of acquisition,  the  Company's  net  assets  were
negative.   Accordingly,  the acquisition of the Company will be accounted for based on the fair value of the net liabilities of the Company at the date of acquisition. The net liabilities acquired are as follows:

          Accounts payable and accrued liabilities    $(3,375)
                                                      ---------
          Net liabilities acquired                    $(3,375)
                                                      =========

    iii) The consolidated statements of operations, stockholders' equity (deficiency) and cash flows include Omnitrix's results of operations and cash flows from July 28, 1999 (date of incorporation) and the Company's results of operations and cash flows from April 8, 2002 (date of acquisition). The issued number of shares of common stock is that of the Company (the legal parent).


5.   SOFTWARE AND LICENSES

     During the year ended December 31,  2002,  the Company acquired certain
software and licences totalling $110,374 for resale to  third parties.   The
Company subsequently returned the software and licences to the vendor and the amounts previously recorded in inventory and accounts payable were reversed.


6.   CAPITAL ASSETS

     During the current year, the Company acquired certain computer equipment
with a cost of $23,913.   As a result of the return  of certain software and
licences (Note 5), management of the Company determined the equipment had no future economic benefit and, accordingly, the remaining net book value of $15,742 was written-off to operations.


7.   NOTE PAYABLE

     From December 2001 through May 2002, the Company was advanced $490,000 from PanAmerica Capital Group, Inc. ("PanAmerica") pursuant to a promissory note
payable.   The note payable bore  interest at 10% per annum, was due on demand and unsecured. In September 2002, the promissory note of $490,000 plus accrued interest of $12,250 was converted into a convertible promissory note in the amount of $502,250. The convertible promissory note bore interest at 10% per annum and was convertible into common shares of the Company at a conversion price of $0.04 per share. On September 27, 2002, the convertible promissory note of $502,250 was converted into 12,556,250 shares of common stock of the Company.

8.   PROMISSORY NOTE

     In October 2002, the Company issued a promissory note to PanAmerica for proceeds of $7,000. At the time of issuance, PanAmerica was a principal stockholder of the Company. The note is unsecured, bears interest at 8% per annum and is due on demand.

9.   CONVERTIBLE PROMISSORY NOTE

     In November 2002, the Company issued a  convertible  promissory  note  to
PanAmerica for proceeds of $46,100.   At the time of issuance, PanAmerica  was
a principal stockholder of the Company.  The note is unsecured, bears interest
at 8% per annum and is due one year from the date of issuance.   In  addition,
the note is convertible at the option of the holder, in whole or in part, into common shares of the Company at a conversion price of the lesser of $0.04 per share or the lowest closing bid price of the Company's stock during the 20 days preceding the holders' notice of conversion to the Company.

10.  DUE TO RELATED PARTIES

     Amounts due to related parties consist of:

===========================================================================

                                               December 31,    December 31,
                                                   2002            2001
---------------------------------------------------------------------------

Due to a company controlled by a
former director of the Company                  $  76,634      $  36,500
Due to a former director of the Company            70,015         39,000
                                                ---------      ---------
                                                $ 146,649      $  75,500
===========================================================================

     The amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

     The Company entered into a settlement agreement dated October 31, 2002 with a former director of the Company. Under the agreement, the Company will issue the former director 1,750,000 common shares (11,667 post reverse stock split) at a price of $0.04 per share to settle $70,015 owing to the former director. As of December 31, 2002, the Company has yet to issue the shares to settle the amounts owing.

11.  CAPITAL STOCK

     In August 1999, Omnitrix issued 5,000,000 shares of common stock at a price of $0.001 per share for proceeds of $5,000.

     In August 2000, Omnitrix issued 850,000 shares of common stock at a price of $0.001 per share for proceeds of $850.

     In September 2000, in conjunction with the issuance of 1,039,187 Series A shares of preferred stock by Omnitrix, stockholders of Omnitrix returned 5,800,000 shares of common stock to treasury for cancellation in exchange for the issuance of 4,850,000 new shares of common stock which are subject to vesting requirements. The common shares vest to the stockholders at a rate of 1/48th monthly. Omnitrix has the option to repurchase unvested common shares from the stockholders in the event of termination of employment or association of the stockholders with Omnitrix.

     In September 2000, Omnitrix issued 1,039,187 Series A shares of preferred stock for proceeds of $1,058,500.

     In April 2001, Omnitrix issued 89,876 Series A shares of preferred stock in the amount of $92,177 as consideration for software development services.

     In April 2001, Omnitrix repurchased 3,429,166 unvested shares of common stock for $3,429 which were then cancelled.

     In August 2001, 10,000 shares of common stock of Omnitrix were returned to treasury and cancelled.

     In April 2002, the Company issued 10,000,000 shares of common stock to acquire all of the issued and outstanding capital stock of Omnitrix (Note 4).

     In September 2002, the Company issued 12,556,250 shares of common stock at a price of $0.40 per share on the conversion of a promissory note in the amount of $502,250 (Note 7).

     Reverse stock split

     On January 10, 2003, the board of directors of the Company approved a 150:1 reverse stock split, effective January 23, 2002. In conjunction with the reverse stock split, the authorized capital stock decreased from 100,000,000 to 666,666 shares of common stock. The par value of the Company's common stock remains unchanged at $0.001.

     However, the reverse stock split contravenes the Company's Articles of Incorporation. The Company intends to amend the Articles to remove the contraventions and seek shareholder consents for the amendments as well as to increase the Company's authorized capital stock from 666,666 to 100,000,000 shares of common stock. The consolidated financial statements as of December 31, 2002 have been updated to reflect the reverse stock split.

     As a result of the reverse stock split, the Company's issued share capital
has decreased from 33,002,348 shares to 220,036 shares  of common stock.   This
decrease has been reflected as a change in the consolidated stockholders' equity
(deficiency) accounts just prior to December 31, 2002.   In addition,  loss per
share information has been retroactively restated to give effect to the reverse stock split.

     Common shares

     The common shares of the Company are all of the same class, are voting and entitle shareholders to receive dividends. In the event of a liquidation, dissolution or winding up, the common shareholders are entitled to receive equally distributions of net assets or any dividends which may be declared.

     Additional paid-in capital

     The excess of proceeds received for shares of common stock issued by the Company over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.


12.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2002, the Company entered into the following transactions with related parties:

     a) Paid management fees of $Nil (2001 - $170,478) to a company controlled by a former director of the Company.

     b) Paid or accrued consulting fees of $46,300 (2001 - $27,500) and rent of $7,500 (2001 - $Nil) to a company controlled by a former director of the Company.

     c) Paid or accrued software development fees of $Nil (2001 - $113,933) to a company in which a former director of the Company is an officer, $57,825 (2001
- $Nil) to a company controlled by a shareholder of the Company and $27,224 (2001 - $45,300) to a former director of the Company.

     d) Paid or accrued consulting fees of $37,504 (2001 - $Nil) to a former director of the Company.

     e) Disposed of the Company's wholly-owned inactive subsidiary, Nomadic Collaboration Corporation, to a former director and officer of the Company for proceeds of $1 resulting in no gain or loss on disposal.

     These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


13.  SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

     During the year ended December 31, 2002, the Company issued 12,556,250 shares of common stock on the conversion of a promissory note in the amount of $502,250 (Note 7). In addition, the Company assumed $3,375 of accounts payable in exchange for issuing 10,000,000 common shares to acquire Omnitrix from its former shareholders (Note 4).

     During the year ended December 31, 2001, Omnitrix issued 89,876 shares of Preferred stock in the amount of $92,177 as consideration for software development services.

14.  INCOME TAXES

     A reconciliation of income taxes at statutory rates with reported taxes is as follows:

===============================================================================
                                                          2002         2001
-------------------------------------------------------------------------------

Loss before income taxes                              $ (600,391)  $ (925,433)
===============================================================================

Expected income tax recovery                          $   204,132  $   314,647
Non-deductible expenses and other items                   (4,236)     (42,681)
Unrecognized benefit of operating loss carryforwards    (199,896)    (271,966)
                                                        ---------    ---------
Income tax recovery                                   $     -      $     -
===============================================================================

The significant component of the Company's deferred tax asset is as follows:

===============================================================================
                                                          2002         2001
-------------------------------------------------------------------------------

Deferred tax asset:
  Operating loss carryforwards                         $ 607,110    $ 406,980
Valuation allowance                                     (607,110)    (406,980)
                                                       ---------     --------
                                                       $    -       $    -
==============================================================================

     The Company has approximately $1,785,000 of operating loss carryforwards which expire beginning in 2019.

     The Company has provided a valuation allowance against its deferred tax asset given that it is in the development stage and it is more likely than not that these benefits will not be realized.


15.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash  equivalents,
accounts  payable  and  accrued  liabilities,  promissory  note,   convertible
promissory note and amounts due to related parties.   Unless otherwise noted, it
is management's opinion that the Company is not exposed to significant interest,
currency or credit risks arising from  these financial  instruments.   The fair
value of these financial instruments approximate their carrying value, unless otherwise noted.

16.  SEGMENTED INFORMATION

     The Company's operations were conducted in one reportable segment, being the development of mobile applications to improve customer productivity and responsiveness through the use of the latest mobile and collaborative technologies, primarily in the United States of America.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 7, 2003          NOMADIC COLLABORATION INTERNATIONAL, INC.



By:                                   /s/ Ricardo Garcia de Paredes Carbone
                                           -----------------------------------
                                          Ricardo Garcia de Paredes Carbone,
                                          Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Ricardo Garcia de Paredes Carbone
------------------------------------------------    Date: February 7, 2003
Ricardo Garcia de Paredes Carbone,
Director and Chief Executive Officer
(Principal Executive Officer;
Principal Financial and Accounting Officer)


                                 CERTIFICATION

I, Ricardo Garcia de Paredes Carbone, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Nomadic Collaboration International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 7, 2003

/s/ Ricardo Garcia de Paredes Carbone
--------------------------------------
Ricardo Garcia de Paredes Carbone,
Director and Chief Executive Officer
(Principal Executive Officer;
Principal Financial and Accounting
Officer)

                                  EXHIBIT INDEX

10.4 Demand Promissory Note dated October 10, 2002 issued by Nomadic Collaboration International, Inc. to PanAmerica Capital Group, Inc.

21.1   Subsidiaries of the Registrant

99 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002.



                                 Exhibit 10.4



                                 Exhibit 21.1

SUBSIDIARIES OF THE REGISTRANT


Omnitrix Technologies, Inc., a Delaware corporation

                                  Exhibit 99

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
              PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

This Certificate is being filed pursuant to 18  U.S.C. Section 1350, as adopted
by Section 906  of  the  Sarbanes-Oxley Act  of 2002.   This  Certification  is
included solely for the purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not intended to be used for any other purpose. In connection with the accompanying Annual Report on Form 10-KSB of Nomadic Collaboration International, Inc. for the year ended December 31, 2002, the Undersigned hereby certifies in his capacity as an officer of Nomadic Collaboration International, Inc. that to his knowledge:

1. such Annual Report on Form 10-KSB of Nomadic Collaboration International, Inc. for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in such Annual Report on Form 10-KSB of Nomadic Collaboration International, Inc. for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Nomadic Collaboration International, Inc.

                                     NOMADIC COLLABORATION INTERNATIONAL, INC.

                                     /S/ Ricardo Garcia de Paredes Carbone
Dated: February 7, 2003           -----------------------------------------
                                     Ricardo Garcia de Paredes Carbone,
                                     Director andChief Executive Officer
                                     (Principal Executive Officer; Principal
                                     Financial and Accounting Officer)
Nomadic\10-KSB\10-ksb-Final.doc