Form 10QSB
period 2003-03-31
NOMADIC COLLABORATION INTERNATIONAL INC
filed 2003-05-15
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-27131

NOMADIC COLLABORATION INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0381258

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Marbella Street
World Trade Center, 12th Floor
Panama City, Republic of Panama
(Address of principal executive offices)

Tel.: (011)(507)213-8874
(Issuer’s telephone number)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes    ☐   No

The registrant has 220,036 shares of common stock, $.001 par value per share outstanding as of May 14, 2003 and there was 49 stockholders of record.

NOMADIC COLLABORATION INTERNATIONAL, INC.
(A Development Stage Company)
FORM 10-QSB

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2003
Consolidated Statement of Operations cumulative for the period from July 28, 1999 (date of incorporation) to March 31, 2003, and for the three months ending March 31, 2003 and 2002
Statement of Cash Flows cumulative for the period from July 28, 1999 (date of incorporation) to March 31, 2003, and for the three months ending March 31, 2003 and 2002
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

Nomadic Collaboration International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
March 31, 2003

2003

(Unaudited)
Assets
Current Assets:
Funds held in escrow	$4,466

Total assets	$4,466

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$152,801
Accrued liabilities	146,649
Promissory note	7,000
Loan from PanAmerica Capital Group	72,810
Convertible promissory note	46,100

Total liabilities	425,360
Commitments and contingencies
Stockholders’ deficit
Common stock	220
Additional paid in capital	1,651,753
Deficit accumulated during the development stage	(2,072,867)

Total stockholders’ deficit	(420,894)

Total liabilities and stockholders’ deficit	$4,446

See accompanying notes to financial statements

Nomadic Collaboration International, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	Cumulative from	Three Months Ended
	incorporation on	March 31,
	July 28, 1999 to
	March 31, 2003	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)

Expenses:
General and administrative	$2,052,441	$143,813	2,000
Other income (expenses):
Other income	26,168	—	—
Other expense	(46,594)	—	—

Total other expenses	(20,426)	—	(2,000)

Net Loss for period	$(2,072,867)	$(143,813)	$(2,000)

Basic loss per common share		$(0.65)	$(0.01)

Weighted average common shares outstanding		220,136	136,313

See accompanying notes to financial statements

Nomadic Collaboration International, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Cumulative
	Amounts from	Three Months Ended
	Incorporation on	March 31,
	July 28, 1999 to
	March 31, 2003	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,072,867)	$(143,813)	$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,367	—	—
Gain on settlement of accounts payable	(11,543)	—	—
Loss on disposal of capital assets	18,602	—	—
Preferred stock issued for services	92,177	—	—
Accrued interest on note payable	12,250	—	—
Accrued consulting fees due to related parties	66,500	—	—
Accrued salaries and benefits due to related parties	31,015	—	—
Write-off of capital assets	15,742	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	161,229	74,456	2,000

Net cash used in operating activities	(1,658,438)	(69,357)	—
Cash flows from investing activities:
Acquisition of capital assets	(63,725)	—	—
Proceeds from disposal of capital assets	664	—	—

Net cash used in investing activities	(63,061)	—	—
Cash flows from financing activities:
Issuance of common and preferred stock	1,064,350	—	—
Promissory note	7,000	72,810	—
Convertible promissory note	46,100	—	—
Note payable	490,000	—	—
Due to related parties	121,944	—	—
Repurchase of common stock	(3,429)	—	—

Net cash provided by financing activities	1,725,965	72,810	—

Cash and cash equivalents, beginning of period	—	1,013	—

Cash and cash equivalents, end of period	$4,466	$4,466	$—

See accompanying notes financial statements

NOMADIC COLLABORATION INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company (“Nomadic”) was incorporated on December 18, 1997 under the laws of the State of Nevada. On April 8, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc. During the year ended December 31, 2002, the Company acquired all the issued and outstanding capital stock of Omnitrix Technologies, Inc. (“Omnitrix”). The Company also incorporated a wholly owned subsidiary, Nomadic Collaboration Corporation, under the laws of the Province of British Columbia, Canada, which was disposed of during the year for proceeds of $1 to a former director and officer of the Company.

The consolidated Company’s date of incorporation is considered to be July 28, 1999, the date of incorporation of Omnitrix and is considered a development stage company

On January 10, 2003, the board of directors of the Company approved a 150:1 reverse stock split effective January 23, 2002. However, the reverse stock split contravenes the Company’s Articles of Incorporation. The Company intends to amend the Articles to remove the contraventions and seek shareholder consent for the amendments. The consolidated financial statements as of March 31, 2003 have been updated to reflect the reverse stock split.

On February 12, 2003 an Agreement and Plan of Merger was entered into by and among the Company, LGC Acquisition Company (“Acquisition Sub”), a Delaware corporation and wholly owned subsidiary of the Company, and LiquidGolf Corporation, a Delaware Corporation (“LiquidGolf”). Pursuant to the Merger Agreement, the Company agreed, among other things, to: (i) merge Acquisition Sub into LiquidGolf with LiquidGolf the surviving corporation; (ii) exchange one share of the Company’s Common Stock for every three shares of LiquidGolf common stock held by the LiquidGolf stockholders (with fractional shares paid in cash at $2.00 per share); (iii) convert, on a one-for-one basis, warrants to purchase LiquidGolf stock (the “LiquidGolf Warrants”) into warrants to purchase Nomadic Common Stock at the purchase price and on substantially the same terms set forth in the LiquidGolf Warrants; (iv) change the Company’s name to LiquidGolf Holding Corporation; (v) effect the January 10, 2003 reverse stock split; and (vi) increase the authorized shares of the Company’s Common Stock from 666,666 to 100,000,000 shares.

On February 24, 2003 the Company issued a Confidential Private Offering Memorandum offering for sale, only to persons who qualify as “accredited investors” (as defined in this Memorandum), convertible promissory notes (the “Note(s)”) at a minimum investment increment of $1,000, for a maximum aggregate principal investment amount of $750,000. The Note shall have a term of 1 year and bear interest at the rate of 8% per annum. Principal and Interest shall be payable in full in a single payment upon maturity of the Note. The Notes shall be convertible, at the option of the Company, into units (the “Unit”), by dividing the total amount of principal plus accrued but unpaid interest of the Note by the conversion price of $1.00. Each Unit shall consist of share one (1) of common stock, par value $0.001 per share and one (1) warrant to purchase one (1) share of Common Stock, at a purchase price of $1.50 per share. The Warrants shall have a three (3) year term. Each share of Common Stock and Warrant constituting a Unit will be immediately separable.

The Company will sell the Notes in this offering through the Company’s officers and through registered broker dealers. The Notes are being offered on a “best efforts” basis. There are no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. Any funds raised from this offering will be available to us immediately for use. The sale shall continue for up to 90 days after the date of this Memorandum or until the Company has sold all of the Notes offered hereby or such earlier date as the Company may terminate or close this offering. The Company may extend this offering for an additional 30 days if the Company chooses to do so. As of May 12, 2003 the Company had sold 14 notes totaling $432,000.

2. GOING CONCERN

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. At March 31, 2003 the Company had a working capital deficit of $420,894 and has accumulated deficit of $2,072,867. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock and debt. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

3. SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Principles of consolidation. These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Omnitrix and its former wholly-owned subsidiary, Nomadic Collaboration Corporation up to its date of disposal.

All significant inter-company balances and transactions have been eliminated upon consolidation.

Use of estimates. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign currency translation. Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the consolidated statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the consolidated statements of operations.

Cash and cash equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Software development. Computer software costs incurred in the preliminary development stage are expensed as incurred.

Web-site acquisition and development costs. Web-site acquisition and development costs incurred in the preliminary project stage are expensed as incurred.

Loss per share. Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the conversion of outstanding convertible promissory notes into common shares would be anti-dilutive.

Income taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.

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

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, “Accounting of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Legally, the Company is the parent of Omnitrix. However, control of the combined companies passed to the former shareholders of Omnitrix. This type of share exchange has been accounted for as a recapitalization of the Company. In accounting for this transaction:

i)	Omnitrix is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the balance sheet at book values.

ii)	The deemed acquisition of the Company is accounted for by the purchase method with the net assets of the Company recorded at fair value at the date of acquisition. At the date of acquisition, the Company’s net assets were negative. Accordingly, the acquisition of the Company will be accounted for based on the fair value of the net liabilities of the Company at the date of acquisition. The net liabilities acquired are as follows:

Accounts payable and accrued liabilities	$(3,375)

Net liabilities acquired	$(3,375)

iii)	The consolidated statements of operations, stockholders’ equity (deficiency) and cash flows include Omnitrix’s results of operations and cash flows from July 28, 1999 (date of incorporation) and the Company’s results of operations and cash flows from April 8, 2002 (date of acquisition). The issued number of shares of common stock is that of the Company (the legal parent).

5. RELATED PARTY TRANSACTIONS

Promissory Notes. In October 2002, the Company issued a promissory note to PanAmerica for proceeds of $7,000. At the time of issuance, PanAmerica was a principal stockholder of the Company. The note is unsecured, bears interest at 8% per annum and is due on demand.

From January 2003 through March 2003, the Company was advanced $72,810 from PanAmerica Capital Group, Inc. pursuant to a promissory note payable. The note payable is non-interest bearing, is due on demand and is unsecured.

Convertible promissory note. In November 2002, the Company issued a convertible promissory note to PanAmerica for proceeds of $46,100. At the time of issuance, PanAmerica was a principal stockholder of the Company. The note is unsecured, bears interest at 8% per annum and is due one year from the date of issuance. In addition, the note is convertible at the option of the holder, in whole or in part, into common shares of the Company at a conversion price of the lesser of $0.04 per share or the lowest closing bid price of the Company’s stock during the 20 days preceding the holders’ notice of conversion to the Company.

Other. The Company entered into a settlement agreement dated October 31, 2002 with a former director of the Company. Under the agreement, the Company will issue the former director 1,750,000 common shares (11,667 post reverse stock split) at a price of $0.04 per share to settle $70,015 owing to the former director. As of March 31, 2003, the Company has yet to issue the shares to settle the amounts owing.

During the three months ended March 31, 2003 and 2002, the Company entered into the following transactions with related parties:

a)	Paid consulting fees of $15,000 (2002 — $0) to a company controlled by a former director of the Company.

b)	From January 2003 through March 2003, the Company was advanced $72,810 from PanAmerica Capital Group, Inc. pursuant to a promissory note payable. The note payable is non-interest bearing, is due on demand and is unsecured.

6. CAPITAL STOCK

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

In April 2002, the Company issued 10,000,000 shares of common stock to acquire all of the issued and outstanding capital stock of Omnitrix.

In September 2002, the Company issued 12,556,250 shares of common stock at a price of $0.40 per share on the conversion of a promissory note in the amount of $502,250.

     Reverse stock split

On January 10, 2003, the board of directors of the Company approved a 150:1 reverse stock split, effective January 23, 2003. In conjunction with the reverse stock split, the authorized capital stock decreased from 100,000,000 to 666,666 shares of common stock. The par value of the Company’s common stock remains unchanged at $0.001.

However, the reverse stock split contravenes the Company’s Articles of Incorporation. The Company intends to amend the Articles to remove the contraventions and seek shareholder consents for the amendments as well as to increase the Company’s authorized capital stock from 666,666 to

100,000,000 shares of common stock. The consolidated financial statements have been updated to reflect the reverse stock split.

As a result of the reverse stock split, the Company’s issued share capital has decreased from 33,002,348 shares to 220,036 shares of common stock.

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

7. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, promissory notes, and convertible promissory note. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying value, unless otherwise noted.

8. SEGMENTED INFORMATION

The Company’s operations were conducted in one reportable segment, being the development of mobile applications to improve customer productivity and responsiveness through the use of the latest mobile and collaborative technologies, primarily in the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Nomadic” mean Nomadic Collaboration International, Inc. and our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on December 18, 1997 as “DP Charters, Inc.” and operated under that name until April 8, 2002. On April 8, 2002, we completed the acquisition of all of the shares of Omnitrix Technologies Inc. (“Omnitrix”), a Delaware company, pursuant to an Agreement and Plan of Reorganization, dated February 22, 2002 between our company, Omnitrix and the shareholders of Omnitrix. As a result of the merger with Omnitrix, the company’s capital was significantly changed such that the Company changed it’s incorporation date to July 28,1999 (the original incorporation date of Omnitrix). In addition the Company changed it’s name to Nomadic Collaboration International, Inc. Omnitrix is in the business of developing software products designed to enable access to information on a wide variety of mobile devices and over a broad range of wireless networks. Under the terms of the Agreement and Plan of Reorganization, we acquired all of the issued and outstanding shares of common stock of Omnitrix in exchange for an aggregate of 10,000,000 shares of our common stock, which were issued to the stockholders of Omnitrix on a pro-rata basis based on their pre-acquisition holdings of the common and preferred stock of Omnitrix. In conjunction with the acquisition, 1,129,063 preferred shares of Omnitrix stock were exchanged for 8,529,166 of the Company’s common stock and 1,470,834 common shares of Omnitrix were exchanged for an equal number of our common shares.

Merger Agreement

On February 12, 2003, the Company (“Nomadic”), LGC Acquisition Company, a wholly-owned subsidiary of Nomadic (“LGC Acquisition”) and LiquidGolf Corporation (“LiquidGolf”) entered into a definitive agreement and plan of merger (the “Merger Agreement”) providing for the merger of LGC Acquisition into LiquidGolf Corporation, with LiquidGolf becoming a wholly-owned subsidiary of Nomadic.

Under the terms of the Merger Agreement, the Company will issue one share of common stock for every three shares of LiquidGolf stock currently outstanding. Warrants to purchase LiquidGolf capital stock will be converted at closing into warrants to purchase the Company common stock on a one-for-one basis. At February 12, 2003, LiquidGolf had outstanding 17,353,131 shares of capital stock and warrants to purchase 2,540,000 shares of capital stock (the “LiquidGolf Warrants”). The Company will issue approximately 5,784,377 shares of common stock to LiquidGolf stockholders under the Merger Agreement, and will reserve for issuance approximately 2,540,000 shares of the Company common stock issuable upon exercise of the the Company warrants issued in exchange for the LiquidGolf Warrants. Of the LiquidGolf Warrants, 1,220,000 have an exercise price of $1.00 per share, 1,220, 000 have an exercise price of $1.00 per share, 31,250 have and exercise price of $16.00 per share, 31,250 have an exercise price of $12.00 per share and 37,500 have an exercise price of $8.00 per share.

On February 24, 2003 the Company issued a Confidential Private Offering Memorandum offering for sale, only to persons who qualify as “accredited investors” (as defined in this Memorandum), convertible promissory notes (the “Note(s)”) at a minimum investment increment of $1,000, for a maximum aggregate principal investment amount of $750,000. The Note shall have a term of 1 year and bear interest at the rate of 8% per annum. Principal and Interest shall be payable in full in a single payment upon maturity of the Note. The Notes shall be convertible, at the option of the Company, into units (the “Unit”), by dividing the total amount of principal plus accrued but unpaid interest of the Note by the conversion price of $1.00. Each Unit shall consist of share one (1) of common stock, par value $0.001 per share and one (1) warrant to purchase one (1) share of Common Stock, at a purchase price of $1.50 per share. The Warrants shall have a three (3) year term. Each share of Common Stock and Warrant constituting a Unit will be immediately separable.

The Company will sell the Notes in this offering through the Company’s officers and through registered broker dealers. The Notes are being offered on a “best efforts” basis. There are no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. Any funds raised from this offering will be available to us immediately for use. The sale shall continue for up to 90 days after the date of this Memorandum or until the Company has sold all of the Notes offered hereby or such earlier date as the Company may terminate or close this offering. The Company may extend this offering for an additional 30 days if the Company choose to do so. The Company may not be successful in selling all or any part of this offering. As of March 31, 2003, the Company had not received any funds or a commitment for any funds from this private placement memorandum.

The Company incurred fees for Professional services and consulting services of $102,349, for the three months ending March 31, 2003 as compared to $0 in the three month period ending March 31, 2002. These fees were incurred by the Company in relation to the plan of merger with LiquidGolf and the preparation of the Confidential Private Offering Memorandum dated February 24, 2003.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our most recent audited financial statements, which form part of our annual report on Form 10-KSB filed on February 10, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Cash Requirements

The Company presently has virtually no capital resources. The Company has received short term capital resources from PanAmerica Capital Group (“PanAmerica”), from whom the Company anticipates bridge financing will be available until additional financing is received or until a liquid operating business is identified and a business combination or acquisition is effected by the Company. Management has reduced the cash requirements of general operations to less than $50,000 per quarter, however, its objective of generating revenues and positive cash flow will be delayed until management can raise sufficient capital resources for its operating plan, or consummate a business combination or acquisition of a cash generating business. However, there can be no assurances that additional financing will be received.

The Company has a working capital deficiency of $420,894 as of March 31, 2003. To improve cash flow, the Company has discontinued and/or postponed paying related parties for services rendered to the Company. These measures cannot be sustained indefinitely and management as a result has increased its efforts to locate new funding and a suitable merger or acquisition partner as a means of ending its present working capital deficiency.

Over the twelve-month period ending March 31, 2004, we anticipate that we will need to raise between $1 million to $2 million to meet our expected operating requirements. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing. Over the past twelve months the company has been financed with short-term borrowings from PanAmerica Capital Group, Inc. We believe that PanAmerica will continue to provide short-term funding until the Company completes the plan of merger with LiquidGolf, at which time we believe the Company will have a higher likelihood of obtaining the $1 million to $2 million additional financing required for its next year of operations. There are no arrangements or commitments between the Company and PanAmerica with respect to additional funding and there can be no assurances PanAmerica will provide additional funding to the Company on acceptable terms, if at all.

On November 6, 2002, the Company executed a convertible promissory note in favor of PanAmerica in the principal amount of $46,100 payable in full on November 6, 2003. The note bears interest at 8% per annum and is convertible into common sock of the Company upon the terms and conditions set forth therein. Proceeds from the note may only be used to satisfy certain obligations of the Company as approved by PanAmerica.

In addition to the convertible promissory note, from January 2003 through March 2003 the Company was advanced $72,810 by PanAmerica pursuant to a non convertible promissory note payable. The note payable is non-interest bearning, is due on demand and is unsecured.

Revenues from operations

During the three months ending March 31, 2003 and 2002, we had no revenues.

Purchase of Significant Equipment

The company has not invested any money in capital equipment over the past three months. We do not intend to purchase any significant equipment over the twelve months ending March 31, 2004.

Employees

We currently have retained 1 independent contractor and no employees. Currently there are no plans to retain additional contractors or hire additional employees until we consummate a business combination or acquisition with existing employees, or until new capital resources are located for the Company’s operating plan. Any plans to retain contractors or hire additional employees during the twelve-month period ending March 31, 2004 will be dependent on the completion of the plan of merger with LiquidGolf.

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

In July 2002 we also relocated the Company’s operations to a shared office facility in Vancouver, Canada, and we discontinued rental arrangements at our San Jose location. As a result of this relocation, our operating cost for rent, telephone, office and miscellaneous expenses have been cut by two thirds to approximately $3,000 per month.

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

The remaining sole officer and director of the Company, Ricardo Garcia De Paredes Carbone, is an employee of PanAmerica Capital Group, Inc., a principal stockholder of the Company. To our knowledge, the resignations of Messrs. Polman and Dunfield were not prompted by any arrangements or understandings with PanAmerica, or its associates, or by any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The Company does not consider any specific accounting policies to be critical to the economic success of the entity.

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties including those outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

THE COMPANY HAS CERTAIN CONFLICT OF INTEREST BETWEEN ITS MAJORITY STOCKHOLDERS. Upon completion of the plan of merger with LiquidGolf and pursuant to the merger agreement, the Company expects to enter into an investment banking agreement with PanAmerica Capital Group, Inc. to assist the Company with all of its financial activities, including without limitation, capital raising and mergers and acquisitions. The term of the investment banking agreement is expected to be two years and PanAmerica will receive 1,800,000 shares of the Company’s common stock. At February 12, 2003, PanAmerica beneficially owned or had the right to acquire, an aggregate of 92,460 shares of the Company’s common stock, or approximately 41% of the Company’s outstanding shares of common stock.

THE MERGER WITH LIQUIDGOLF MAY NOT CLOSE. The Company and LiquidGolf have executed an agreement and plan of merger. If the merger agreement is not closed and the transactions contemplated thereby not consummated then Nomadic will not have an operating business. In the absence of an operating business, it is extremely unlikely that Nomadic will be able to raise additional funds with which to acquire such a business or continue to operate as a publicly reporting corporation. The price at which Nomadic Common Stock is traded on the OTCBB could fall dramatically. Additionally, Nomadic could run out of funds to maintain the existing business in its current form.

THE COMPANY HAS NEED FOR ADDITIONAL FINANCING TO FUND ITS BUSINESS PLAN AND OPERATIONS. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to complete the plan of merger with LiquidGolf, such funds will clearly not be sufficient to enable it to implement its business plan. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Item 3 — Controls and Procedures

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result the Company is presently relying on assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

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

From December 2001 through May 2002 we were advanced funds amounting to $490,000 from PanAmerica, an investor located in Panama City, Republic of Panama, as evidenced by a promissory note bearing simple interest of 10%. On September 12, 2002 we issued a convertible promissory note for $502,250 to replace the earlier promissory note of $490,000 which had accrued interest of $12,250 as of that date. The convertible promissory note includes a right to be converted into shares of common stock of the company at a price of $0.04 per share, being the average market trading price of our common stock for the week prior to the issuance of the convertible promissory note. On September 27, 2002, PanAmerica exercised its right to convert the note into 12,556,250 shares of common stock in our company. With this additional share issuance our issued and outstanding share capital increased to 33,002,348 shares of common stock outstanding as of September 27, 2002, with PanAmerica owning 38% of the issued and outstanding shares of the common stock.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Ricardo Garcia de Paredes Carbone, President

(b)	We filed reports on Form 8-K on February 12, 2003, announcing the Plan of Merger with LiquidGolf Corporation.

(c)	We filed reports on Form 8-K on April 4, 2003, announcing a change in Auditors.

SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	NOMADIC COLLABORATION INTERNATIONAL, INC.

	By:	/s/ Ricardo Garcia de Paredes Carbone

Ricardo Garcia de Paredes Carbone, President

Certifications

I, Ricardo Garcia de Paredes Carbone, President, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Nomadic Collaboration International, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of Nomadic Collaboration International, Inc., as of, and for, the periods presented in this quarterly report.

     4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors(or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     c) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Ricardo Garcia de Paredes Carbone

President, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer