Form 10QSB
period 2003-06-30
LIQUIDGOLF HOLDING CORP
filed 2003-08-18
CIK 1062720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934             For the period ended JUNE 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____to _____
                        Commission file number: 000-27131

                         LIQUIDGOLF HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                      88-0381258
    (State or other Jurisdiction of                    (IRS Employer I.D. No.)
    Incorporation or organization)

                           1017 W ORANGE BLOSSOM TRAIL
                                APOPKA FL, 32712
                    (Address of principal executive offices)

                                 (407) 889-7577
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has between subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant has 7,235,740 shares of common stock, $.001 par value per share outstanding as of August 14, 2003 and there were 496 stockholders of record.

                         LIQUIDGOLF HOLDING CORPORATION
                              INDEX TO FORM 10-QSB

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements
                  Consolidated Balance Sheet..................................1
                  Consolidated Statements of Operations.......................2
                  Consolidated Statements of Cash Flows.......................3
                  Notes to Consolidated Statements............................4
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................15
Item 3.           Controls and Procedures....................................20

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..........................................20
Item 2.           Changes in Securities and Use of Proceeds..................20
Item 3.           Defaults upon Senior Securities............................21
Item 4.           Submission of Matters to vote of Security Holders..........21
Item 5.           Other Information..........................................21
Item 6.           Exhibits and Reports on Form 8-K...........................21

SIGNATURE PAGE...............................................................22


EXHIBITS

Exhibit 31.1      Dwain Brannon Certifications
Exhibit 31.2      Allan Woodlief Certifications
Exhibit 32.1      Dwain Brannon Certification
Exhibit 32.2      Allan Woodlief Certification

PART I            FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                 LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           JUNE 30, 2003
                                                                          --------------
                                                                            (UNAUDITED)

ASSETS
CURRENT ASSETS
     Cash                                                                  $    167,370
     Inventory net                                                              224,708
     Other current assets                                                        50,963
                                                                           -------------
         Total current assets                                              $    443,041
                                                                           ------------
Other non current assets                                                   $     47,094
                                                                           -------------
         Total assets                                                      $    490,135
                                                                           =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities
         Accounts payable                                                  $    328,533
         Accrued liabilities                                                    405,197
         Convertible notes payable                                              706,171
                                                                           -------------
                  Total current liabilities                                $  1,439,901
                                                                           -------------
     Non current portion of capital lease obligation                       $     19,530
                                                                           -------------
                  Total liabilities                                        $  1,459,431
                                                                           -------------

Stockholders' deficit
         Common stock                                                      $      7,008
         Additional paid in capital                                          33,803,787
         Deferred stock compensation                                           (958,333)
         Retained deficit                                                   (33,821,757)
                                                                           -------------
                  Total stockholders' deficit                              $   (969,295)
                                                                           -------------
                  Total liabilities and stockholders' deficit              $    490,135
                                                                           ============


See accompanying notes to financial statements.

                 LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        ---------------------------------       ---------------------------------
                                                                   JUNE 30,                                JUNE 30,
                                                        ---------------------------------       ---------------------------------
                                                            2003                2002                 2003                2002
                                                         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                        -------------       -------------       -------------       -------------
Net Sales                                               $     153,870       $      47,876       $     251,455       $     371,521
Cost of revenue                                               130,235              48,374             220,791             351,320
                                                        -------------       -------------       -------------       -------------
         Gross profit                                   $      23,634       $        (498)      $      30,664       $      20,201
Sales and marketing                                     $     203,949       $      14,239       $     209,658       $      24,123
General and administrative                                     24,778             692,685             320,979             918,372
Technology and content                                         20,125             121,270              41,924             146,356
Depreciation and amortization                                   3,473              15,370               6,922              27,933
Loss on disposal of property and equipment                          0                   0                   0             281,302
                                                        -------------       -------------       -------------       -------------
         Operating (loss)                               $    (228,690)      $    (844,062)      $    (548,819)      $  (1,377,884)
Interest expense, net                                   $       8,309       $      14,968       $       8,511       $      37,975
                                                        -------------       -------------       -------------       -------------
         Income (loss) before income taxes              $    (236,999)      $    (859,030)      $    (557,330)      $  (1,415,859)
Provision (benefit) for income taxes                                0                   0                   0                   0
                                                        -------------       -------------       -------------       -------------
         Net (loss)                                     $    (236,999)      $    (859,030)      $    (557,330)      $  (1,415,859)
                                                        =============       =============       =============       =============
Basic loss per common share                             $       (0.04)      $       (6.30)      $       (0.09)      $      (10.39)
                                                        =============       =============       =============       =============

Weighted average common shares outstanding                  6,064,000             136,313           6,064,000             136,313
                                                        =============       =============       =============       =============


See accompanying notes to financial statements.

                 LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                 ----------------------------------------
                                                                                      2003                      2002
                                                                                   (UNAUDITED)               (UNAUDITED)
                                                                                 -------------                -----------
Cash Flows from Operating Activities:
     Net loss                                                                        $(557,330)               $(1,415,859)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Issuance of common stock in settlement of litigation                               --                    190,000
         Amortization of employee stock-based compensation                              41,667                         --
         Depreciation and amortization                                                   6,922                     27,933
              Loss on disposal of property & equipment                                                            281,302
              Change in operating assets and liabilities
                  (Increase) decrease in inventory                                     (41,282)                   219,386
                  (Increase) decrease in other current assets                            3,482                       (961)
                  (Increase) decrease in other assets                                       --                   (117,778)
                  Increase (decrease) in accounts payable                               25,010                   (431,186)
                  Increase (decrease) in accrued expenses                               26,498                    485,046
                                                                                     ---------                -----------
                      Net cash used in operating activities                           (548,029)                  (762,117)
                                                                                     ---------                -----------

Cash Flows from Investing Activities:
     Purchase of equipment                                                              (4,307)                   (23,913)
     Proceeds from sale of property and equipment                                           --                     10,000
                                                                                     ---------                -----------
                      Net cash used in investing activities                             (4,307)                   (13,913)
                                                                                     ---------                -----------


Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable                                           770,310                    390,000
     Payments on notes payable                                                        (120,910)                      (511)
     Payments on capital lease                                                          (5,003)                        --
     Fees paid to issue convertible debt                                               (44,200)                        --
     Redemption of preferred stock                                                     (69,375)                        --
     Collection of stock subscription receivable                                        50,000                         --
     Proceeds from sale of common stock                                                     --                    201,916
                                                                                     ---------                -----------
                      Net cash provided by financing activities                        580,822                    591,405
                                                                                     ---------                -----------

                      Net increase (decrease) in cash                                   28,486                   (184,625)

Cash beginning of period                                                               138,884                    355,266

Cash end of period                                                                    $167,370                   $170,641
                                                                                      ========                   ========
Supplemental Disclosure of Non Cash Investing and Financing Activities:
     Conversion of Series B Preferred Stock                                        $14,854,395                         --
                                                                                   ===========                ===========
     Issuance of common stock in settlement of accrued liability                   $    87,148                         --
                                                                                   ===========                ===========

See accompanying notes to financial statements.

                 LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2003 AND 2002

(1)      ORGANIZATION

         Formerly Nomadic Collaboration International, Inc., LiquidGolf Holding Corporation was incorporated on December 18, 1997 under the laws of the State of Nevada. On April 8, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc. During the year ended December 31, 2002, the Company acquired all the issued and outstanding capital stock of Omnitrix Technologies, Inc. ("Omnitrix"). The Company also incorporated a wholly owned subsidiary, Nomadic Collaboration Corporation, under the laws of the Province of British Columbia, Canada, which was disposed of during the year for proceeds of $1 to a former director and officer of the Company.

         On January 10, 2003, the board of directors of the Company approved a 150:1 reverse stock split effective January 23, 2002. However, the reverse stock split contravened the Company's Articles of Incorporation. The Company amended the Articles to remove the contraventions and gained shareholder consent for the amendments. The consolidated financial statements as of June 30, 2003 have been updated to reflect the reverse stock split.

         On February 12, 2003 an Agreement and Plan of Merger was entered into by and among the Company, LGC Acquisition Company ("Acquisition Sub"), a Delaware corporation and wholly owned subsidiary of the Company, and LiquidGolf Corporation, a Delaware Corporation ("LiquidGolf"). Pursuant to the Merger Agreement, the Company agreed, among other things, to:
         (i) merge Acquisition Sub into LiquidGolf with LiquidGolf the surviving corporation; (ii) exchange one share of the Company's Common Stock for every three shares of LiquidGolf common stock held by the LiquidGolf stockholders (with fractional shares paid in cash at $2.00 per share);
         (iii) convert, on a one-for-one basis, warrants to purchase LiquidGolf stock (the "LiquidGolf Warrants") into warrants to purchase Nomadic Common Stock at the purchase price and on substantially the same terms set forth in the LiquidGolf Warrants; (iv) change the Company's name to LiquidGolf Holding Corporation; (v) effect the January 10, 2003 reverse stock split; and (vi) increase the authorized shares of the Company's Common Stock from 666,666 to 100,000,000 shares.

         On May 30, 2003, the Company (then known as Nomadic Collaboration International, Inc.) closed the merger and acquired all of the issued and outstanding shares of capital stock of LiquidGolf, thereby becoming a subsidiary of the Company. However, since the stockholders of LiquidGolf obtained a majority of the voting rights of the Company as a result of the transaction, the transaction was accounted for as a purchase of Nomadic Collaboration International, Inc. by LiquidGolf (a reverse acquisition in which LiquidGolf is considered the acquiror for accounting purposes). Accordingly, the financial statements of the Company for the periods prior to May 30, 2003, are those of LiquidGolf, which was incorporated on February 16, 1999. For accounting purposes, LiquidGolf is treated as a predecessor to the Company. The acquisition of the predecessor was recorded as a purchase with the assets and liabilities assumed recorded at their estimated fair values and their results of operations included in the consolidated financial statements of the Company since its date of acquisition. The financial statements of the predecessor are presented on a combined basis. The financial data for the period after the acquisition is presented on a different cost basis from that for the financial data before the acquisition and, therefore, is not comparable.

         On February 24, 2003 the Company issued a Confidential Private Offering Memorandum offering for sale, only to persons who qualify as "accredited investors" (as defined in the Memorandum), convertible promissory notes (the "Note(s)") at a minimum investment increment of $1,000, for a maximum aggregate principal investment amount of $750,000. The Note shall have a term of 1 year and bear interest at the rate of 8% per annum. Principal and Interest shall be payable in full in a single payment upon maturity of the Note.

         The Notes shall be convertible, at the option of the Company, into units (the "Unit"), by dividing the total amount of principal plus accrued but unpaid interest of the Note by the conversion price of $1.00. Each Unit shall consist of one (1) share of common stock, par value $0.001 per share and one (1) warrant to purchase one (1) share of Common Stock, at a purchase price of $1.50 per share. The Warrants shall have a three (3) year term. Each share of Common Stock and Warrant constituting a Unit will be immediately separable.

         The Company sold the Notes in this offering through the Company's officers and through registered broker dealers. The Notes are being offered on a "best efforts" basis. There are no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. The funds raised from this offering will be available for immediate use. The Company sold 34 notes totaling $697,500 and incurred interest expense of $8,671.

         LiquidGolf (formerly LiquidGolf.com Corporation) a wholly-owned subsidiary of LiquidGolf Holding Corporation was incorporated in Delaware on February 16, 1999 and commenced operations in May 1999. LiquidGolf.Com Acquisition Corporation ("LGAC"), a wholly-owned subsidiary of LiquidGolf, was incorporated in Delaware on October 13, 1999. The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company also operates a single retail location in Apopka, Florida.

         The consolidated financial statements include the accounts and operations of LiquidGolf Holding Corporation and its wholly owned subsidiaries LiquidGolf Corporation and LiquidGolf.com Acquisition Corporation (collectively referred to herein as the "Company").

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of LiquidGolf Holding Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

         Net Loss Per Share Information

         Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company's common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

         Advertising

         Advertising consists primarily of magazine advertisements, product catalogs, trade shows and professional golfer endorsements. All costs are expensed at the time the first advertisement takes place. Advertising expense for the six months ended June 30, 2003 totaled $203,449 and is included in sales and marketing expense in the accompanying consolidated statements of operations.

         Website Design Costs

         Website design costs include direct costs incurred by the Company to develop and enhance the Company's website. Website design costs are expensed as incurred and totaled $14,245 for the six months ended June 30 2003. This amount is included in general and administrative expense in the accompanying consolidated statements of operations.

         Stock-Based Compensation

         The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company discloses the information required under Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Stock issued to nonemployees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

         Under Statement 123, nonemployee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty's performance is complete.

         The Company's nonemployee stock-based compensation is determined using the fair value of the Company's equity instruments or the Black-Scholes option-pricing model.

         The Company cancelled the 1999 Stock Option Plan on January 15, 2003 as a requirement of the merger agreement with Nomadic Collaboration International, Inc.

         On June 30, 2003, the Board of Directors adopted the LiquidGolf Holding Corporation 2003 Restricted Stock Plan (the "2003 Plan") and recommended that it be submitted to our stockholders for their approval at the Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards (collectively, "Awards"). The purpose of the 2003 Plan is to provide a means through which the

         Company and its subsidiaries may attract key personnel (collectively, the "Participants") to enter into and remain in the employ of the Company and its subsidiaries, as well as to provide a means whereby those key persons upon whom the responsibilities of the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting the mutuality of interests between Participants and the Company's stockholders. The effective date of the 2003 Plan is the date of the Annual Meeting (the "Effective Date")(August 13, 2003).

         Under the 2003 Plan, the total number of shares of common stock that may be subject to the granting of Awards under the 2003 Plan during the term of the Plan shall be equal to 1,500,000 shares, plus the number of shares with respect to which Awards previously granted thereunder that are forfeited or cancelled or terminated.

         Concentration of Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents in excess of federally insured limits potentially subject the Company to a concentration of credit risks. Short-term investments, composed of certificates of deposit, are maintained with one financial institution and management regularly monitors maturities. Because of their short-term nature, the carrying value of all financial instruments approximates their respective fair value.

         The Company purchases its inventory from a limited number of product manufacturers through the use of nonexclusive contractual agreements. The Company may not be able to renew these contracts on favorable terms, which could have a material adverse effect on the Company's business, financial position, and results of operations.

         Reclassifications

         Certain prior periods' balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations or stockholders' deficit.

         Recent Pronouncements

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

         This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

         - A financial instrument issued in the form of shares that is mandatorily redeemable--that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.

         - A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled).

         - A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

                           a. A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;

                           b. Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares; or

                           c. Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

         Management believes that the adoption of this Statement will have no material effect on the Company's financial position or results of operation.

(3)      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

         The results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $33,822,000 as of June 30, 2003. In addition, the Company has consumed cash in its operating activities of approximately $548,000 for the six months ended June 2003. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         On February 28, 2002, the Company suspended operations due to a lack of operating capital. At that time, it was unsuccessful in its attempts to raise additional capital due to market conditions, the private capital environment, debt on the balance sheet and other factors. During the period of suspended operations, management converted a majority of the debt on the balance sheet into equity, settled legal issues, and continued to present its history of operational performance improvement and its plan for the future to prospective investors.

         In early May 2002, the Company was successful in reaching an agreement with its secured note holders to convert their debt and accrued interest into common stock. With that agreement in hand, the Company was able to secure conversion from debt to equity the amounts owed to unsecured note holders. As of December 31, 2002, the Company had successfully converted all of its notes payable to common stock.

         As a result of these developments, the Company secured financing through a private placement offering, which enabled it to re-launch its website on May 15, 2002. This new financing also provided funding to open the Company's first retail location in Apopka, Florida on July 15, 2002.

         Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to increase revenues through a diversification of revenue streams within its core business of golf equipment sales. This diversification includes, but is not limited to, the traditional "brick and mortar" retail merchandising, as well as direct response marketing with the mass distribution of a golf equipment catalog. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its website is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

         In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

(4)      ACQUISITION

         On November 5, 1999, the Company acquired all of the outstanding common stock of Spider Golf, Inc. (Spider) from its owners (the Sellers) for consideration consisting of a $1,300,000 note (10% interest) and 362,500 shares of $.0001 par value Series C preferred stock with a stated value of $26 per share. Spider owns and operates GolfStore.com (GolfStore), a website engaged in the business of marketing and selling golf and related equipment.

         The Spider acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Spider beginning on November 5, 1999 are included in the Company's consolidated financial statements. Spider had nominal net assets at the acquisition date; accordingly, the $13,837,186 cost of the acquisition, including $58,373 of direct acquisition costs for professional fees, was allocated to goodwill, which was to be amortized over three years.

         Management's subsequent analysis of goodwill recoverability in May 2000 indicated that the undiscounted cash flows from Spider would be less than the carrying value of related goodwill. Accordingly, the Company recognized an asset impairment loss representing unamortized goodwill of $11,146,622 as of May 31, 2000.

         In connection with the acquisition of Spider, the Company entered into a consulting agreement with one of the Sellers to provide transition and marketing services over a two-year period. The agreement obligates the Company to a total of $200,000, payable in monthly installments, of which $8,333 and $100,000 had been paid for the years ended December 31, 2002 and 2001, respectively

         During 2000, the Company and the Sellers amended the November 5, 1999 purchase agreement. Under the terms of the amended agreement, the Sellers agreed, after giving effect for the 1 for 4 reverse stock split, that their shares would convert on a one to one basis into shares of the Company's common stock. Additionally, the Company agreed to pay the Sellers the remaining $300,000 as the final payment on the promissory note within five days of the close of the Company's IPO and to extend the consulting agreement with one of the Sellers for an additional year. The Sellers also agreed to remove their Put option, which would have required the Company to buy back their Series C preferred stock at a price of $40.00 per share.

         By letter agreement dated February 19, 2002, the agreement and plan of merger, which covered this acquisition, was terminated. In addition, the related consulting agreement was also terminated. As a result of this termination, the Company recorded a capital contribution of $368,445 which represented the cancellation of the promissory note and related accrued interest which was to have been paid to Spider, and the Company returned the GolfStore website to Spider. Additionally, Spider returned the Series C preferred stock to the Company and the Company subsequently retired it.

(5)      SERIES B REDEEMABLE PREFERRED STOCK

         During July 1999, the Company began taking subscriptions for preferred stock designated as Series B Convertible Preferred Stock (Series B) to accredited investors through a private placement memorandum. As of December 31, 2002, 1,886,968 fully paid Series B shares at $8 per share had been issued. Net proceeds after subscription costs of $171,881 were $14,923,769.

         On November 5, 1999, the Board of Directors designated 8,000,000 shares of $.0001 par value preferred stock as Series B. Each Series B share must be converted into common stock if the Company raises a minimum of $10 million in an initial public offering of its common stock. Holders of Series B preferred stock will automatically convert at a rate equal to the lesser of the conversion price of $8 per share or 50% of the per share price offered to the public in a public offering. In addition, in the event of a merger with another corporation, all outstanding shares of preferred stock shall be automatically converted into common stock on a share for share basis. Series B stock has the same voting rights and privileges as common stockholders and, as a class, can elect one member of the Board of

         Directors. Series B prohibits declaration or payment of any dividends for any class of stock as long as Series B shares are outstanding. Series B stockholders, at their option, can require the Company to redeem their shares after November 5, 2002 at 150% of its stated value of $2 per share. If the Company does not have sufficient funds to redeem all of the shares for which redemption has been requested, the Company shall redeem as many shares as may be redeemed with such funds as are available and shall redeem such shares from the holders pro rata in accordance with the number of shares each such holder has requested be redeemed.

         By April 2003, the Company had received redemption request by Series B Stockholders totalling 23,125 shares. The cost of the redemption was $69,375. On May 30, 2003 the Company completed a reverse merger with Nomadic Collaboration International, Inc. As a result of this merger (Note 1) all remaining 1,863,843 shares of Series B preferred stock outstanding were converted to common stock on a one for one basis.

(6)      STOCKHOLDERS' DEFICIT

         Common Stock

         The Board of Directors has authorized 100,000,000 shares of common stock with a par value of $.001. Each share of common stock entitles its holder to one vote on all matters submitted to vote of the stockholders. The holders of common stock do not have cumulative voting rights or preemptive rights.

         Founders' Shares

         On or about February 16, 1999 (date of inception), 3,622,506 shares of common stock, $.0001 par value, considered founders' shares, were sold for cash at par to the initial founders of the Company in the earliest stages of the Company's development.

         Warrants for Common Stock

         In 1999, LiquidGolf Corporation issued post-stock-split fully-vested warrants to purchase 37,500, 31,250, and 31,250 shares of common stock to certain investors for services provided at an exercise price of $8, $12, and $16 per share, respectively. The warrants are not exercisable until one year after the IPO of LiquidGolf Corporation's common stock and have a contractual life of four years expiring in October 2003.

         In 2000, LiquidGolf Corporation granted, to a Company related by stock ownership, a warrant as payment for consulting services, containing the right to purchase up to 25,000 post-stock split shares with an exercise price of $8 per share.

         In 2000, LiquidGolf Corporation issued post-stock split fully vested warrants to purchase 381,000 shares of Common Stock to certain investors in conjunction with notes payables issued by LiquidGolf Corporation. The warrants have an exercise price of $4, are exercisable at issuance, and have a contractual life of three years expiring in August of 2003.

         In 2001, LiquidGolf Corporation issued fully vested warrants to purchase 100,000 shares of common stock to a certain investor in conjunction with a note payable issued by LiquidGolf Corporation. The warrants have an exercise price of $1.00, are exercisable at issuance, and have a contractual life of two years expiring in December of 2003.

         In 2002, LiquidGolf Corporation issued fully vested warrants in two classes to purchase 1,220,000 shares of Common Stock in a Class A Warrant and 1,220,000 shares of Common Stock in a Class B Warrant. These warrants are issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B Warrants have an exercise price of

         $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years with the last of the warrants expiring in May of 2007.

         In 2003 the Company, in connection with the merger, issued warrants as described above in substantially the same terms. The total warrants issued are 3,046,000.

         Common Stock Reserves

         The Company has reserved 1,800,000 shares of its common stock in connection with an investment banking commitment to be made by the Company after taking the necessary board of directors action to retain PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the corporation including, but not limited to capital raising, mergers and acquisitions, and future financings. The term of the agreement will be two years and the compensation will be 1,800,000 shares of common stock.

         Preferred Stock

         On June 2, 1999, the Board of Directors designated 1,700,000 shares of $.000l par value preferred stock as Series A Convertible Preferred Stock (Series A). Each Series A share must be converted into one share of common stock if the Company raises a minimum of $10 million in an initial public offering of its common stock. Series A has the same voting rights and privileges as common stock, and stockholders are entitled to receive noncumulative dividends, if declared, at the rate of $.01 per share per annum. As of December 31, 2002, dividends have not been declared on Series A shares.

         On November 5, 1999, the Board of Directors designated 5,000,000 shares of $.0001 par value preferred stock as Series C Convertible Preferred Stock (Series C). Series C was to convert into common stock if the Company raised a minimum of $10 million in an initial public offering of its common stock. Holders of Series C preferred stock were to automatically convert at a rate equal to the lesser of the conversion price of $26 per share or 50% of the per share price offered to the public in a public offering. Series C stockholders had the same voting rights and privileges as common stockholders.

         Series C stockholders were entitled to vote, as a class, to elect one member of the Board of Directors. Series C prohibited declaration or payment of any dividends for any class of stock as long as Series B and Series C shares were outstanding. Series C stockholders, at their option, could have required the Company to redeem their shares after November 5, 2002 at 150% of its stated value of $26 per share. If the Company did not have sufficient funds to redeem all of the shares for which redemption was requested, the Company was to redeem as many shares as may be redeemed with such funds as were available and was to redeem such shares from the holders pro rata in accordance with the number of shares each such holder has requested be redeemed. On February 19, 2002, the Company terminated its merger agreement with Spider (see Note 4).

         In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, as defined, on a pro rata basis, an amount equal to $.67 per share for Series A and $2.50 per share for Series B would be paid from the assets of the Company available for distribution before any such payments would be made on any shares of the Company's common shares. Aggregate liquidation preference for Series A and Series B is $280,219 and $4,717,420, respectively.

         Series B Preferred Shares

         At any time after November 5, 2002, each holder of Series B preferred stock may require that the Company redeem all or any portion of his or her then-outstanding shares of Series B preferred stock at a price equal to 150% of the stated value. As of December 31, 2002, the Company had 1,886,968 Series B shares issued and outstanding, resulting in a $5,660,904 liability to the company if all of the shares were redeemed. As of May 30, 2003, the Company has been contacted by nine Series B stockholders holding 23,125 shares (aggregate redemption value of $69,375) requesting redemption of their shares.

         As of June 30, 2003 the Company had redeemed 22,500 shares leaving 625 shares (aggregate redemption value of $1,875) to be redeemed.

(7)      STOCK OPTION PLAN

         Officers, employees, consultants, and directors of the Company are awarded options periodically for the purchase of common stock of the Company under the Company's 1999 Stock Option Plan (the "Plan"). The options, which typically expire ten years from the date of grant, are exercisable equally over a vesting period up to four years. The Company has not recorded stock-based compensation expense associated with these options, since the exercise price is greater than or equal to the fair value of the Company's common stock on the date of grant.

         The Company cancelled the plan on January 15, 2003.

(8)      EMPLOYMENT AGREEMENTS

         On May 29, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commences on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given 90 days prior by either party to not extend the term. The agreement includes the payment of a base salary of $90,000, an incentive compensation bonus equal to 100% of the base salary and a restricted stock grant of 1,000,000 shares of common stock. However, the executive must be employed by the Company for a minimum of two years from the date of the agreement in order to take delivery of the shares.

(9)      OTHER MATTERS

         On June 23, 2003 the Company signed a letter of intent (the "Letter") to acquire R G Golf, Inc. R G Golf owns the URL GolfWarehouse.com. Under the terms of the Letter the Company will acquire all the outstanding shares of R G Golf, Inc. for 300,000 shares of the Company's common stock. As additional consideration the company will pay the shareholders of R G Golf, Inc. 50% of the net profits from the operation of the web site GolfWarehouse.com for 24 months from the time the Company takes over the operation of the web site.

         The letter also provides that the shareholders of R G Golf at their option may unwind the transaction or receive additional shares if the Company does not meet certain revenue and stock price targets within 24 months of the closing of the transaction.

         On July 23, 2003 the Company notified the Holders of the of the Company's convertible notes of the Company's intent to exercise the option to convert the notes into shares of common stock at a $1.00 per share and a warrant to purchase an equal number of shares at $1.50 per share. The warrants have an exercise price of $1.50, are exercisable at issuance, and have a contractual life of three years expiring three years from the date of the Convertible Note. As of August 6, 2003 the Company expects to issue 744,777 shares of common stock and warrants for 744,777 shares of common stock in connection with the conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of its operations should be read in conjunction with the Company's consolidated financial statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

Predecessor Company and Lack of Comparability.

For accounting purposes, and as a result of the merger transaction in May 2003, LiquidGolf Corporation is treated as a predecessor company for purposes of the financial statement presentation. The predecessor company had a different cost bases, and grouped and classified some income, expense and balance sheet accounts differently than Nomadic Collaboration International, Inc., the acquiring company now known as LiquidGolf Holding Corporation. Accordingly, the results of operations for the periods prior to May 2003 are not comparable.

OVERVIEW

LiquidGolf Holding Corporation is the holding company of LiquidGolf Corporation, a Delaware corporation, and a wholly-owned operating subsidiary of LiquidGolf Holding Corporation. Unless the context indicates otherwise, all references to "LiquidGolf," "we," "our," "us," the "Company" and similar expressions, refer to LiquidGolf Holding Corporation and its subsidiaries. LiquidGolf's primary operations consist of operating a brick and mortar retailer located in Apopka, Florida with an online community for golfers and businesses within the golf industry worldwide. LiquidGolf owns and operates www.liquidgolf.com through which it sells golf equipment, accessories and apparel to consumers. It provides technology and fulfillment operations to golf e-tailers, as well as operating one of the leading online golf communities. LiquidGolf's goal is to become a total golf company that provides a full range of golf related products and services to both consumers and the members of the business community.

LiquidGolf offers a wide selection of golf related products through its single brick and mortar retail location and its website, which currently provides almost 100% of our revenue. We have direct relationships with over fifty golf equipment, apparel and accessory companies. We use third party suppliers to provide us with equipment from manufacturers we do not currently have direct relationships with.

We expect to add to our revenue base through acquisitions. The consumer golf industry is very fragmented with no single online or brick and mortar retailer accounting for even 5% of industry sales. Our growth strategy includes the expansion, through both organic growth and acquisitions of retail locations throughout central Florida and beyond; and other golf e-tailers' websites. We believe that there are acquisition opportunities available at very favorable valuations.

We believe that to succeed, companies will need to provide extensive product selection, detailed product information and other value added services while aggregating all aspects of the golf experience in a single company accessible from both brick and mortar and virtual locations. Currently, we do not believe that there is a company that offers this total golf solution. Our strategy is to become that single source company.

RESULTS OF OPERATIONS

We are in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our financial statements are relatively fixed costs. We expect that these expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002.

Net Sales. Net sales increased by approximately $106,000 or 221%, to $153,870 in 2003 from $47,876 in 2002. This increase was due to operating both the web operation and retail operation for the entire three months ended in June 2003. In 2002 we experienced significant difficulties in obtaining financing for our business, which lead to the suspension of our website operations in February of 2002. We resumed a downsized web operation in May 2002 and opened a 4000 square foot retail operation at the same time.

Gross Profit. Although our net sales increased by approximately $106,000 or 221%, we realized a greater than corresponding increase in gross profit. Gross profit increased $24,132 or 4846% to $23,634 in 2003 from $(498)
in 2002. This was due to the ability to take advantage of manufactures' volume purchase discounts and the ability to maintain retail sales prices.

Selling, General and Administrative. Selling, General and Administrative expenses decreased approximately $579,000 or 70% from $828,194 in 2002 to $248,852 in 2003. In 2002 these expenses included approximately $465,000 in settlement cost and fees to settle two lawsuits. In 2003 we received a one time reduction in professional fees that reduced expenses by approximately $157,000, without these settlement cost and fees, Selling, General and Administrative expenses would have decreased $378,564 or 8% from $405,862 in 2003.

Interest Expense, Net. Interest expense, net decreased by $6,659, or 44%, to $8,309 in 2003 from $14,968 in 2002. This decrease reflected the conversion of certain notes payable to common stock during 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002.

Net Sales. Net sales decreased by approximately $120,000 or 32%, to $251,455 in 2003 from $371,521 in 2002. This decrease was the result of the significant difficulties we experienced in obtaining financing for our business. Our sales in 2003 were slowed further due to a continuing softening of the golf equipment retail sector.

Gross Profit. Although our net sales decreased by approximately $120,000 or 32%, we realized a greater than corresponding increase in gross profit. Gross profit increased approximately $10,400 or 52%, to $30,664 in 2003 from $20,201 in 2002. This was due to our limited ability to take advantage of manufactures' volume purchase discounts and the limited ability to maintain our retail sales prices during the six months ended June 30, 2002.

Selling, General and Administrative. Selling, General and Administrative expenses decreased $797,592 or 58% from $1,370,153 in 2002 to $572,561 in 2003. In 2002 these expenses included approximately $465,000 in settlement cost and fees to settle two lawsuits. In 2003 we received a one time reduction in professional fees that reduced expenses by approximately $157,000, without these settlement cost and fees Selling, General and Administrative expenses would have been $905,153 or 19% increase from $729,561 in 2003.

Interest Expense, Net. Interest expense, net decreased by $29,464, or 71%, to $8,511 in 2003 from $37,975 in 2002. This decrease reflected the conversion of certain notes payable to common stock during 2002.

Loss on disposal of property and equipment. Loss on disposal of property and equipment decreased approximately $281,000 or 100% in 2002. This increase was due to the sale of certain property and equipment that was sold or abandoned when we suspended our operations and closed our facility in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had cash balances totaling $167,370 at June 30, 2003. Our principal sources of funds have been cash generated from financing activities.

We believe that we will require $1,500,000 to fund our currently anticipated requirements for ongoing operations and budgeted capital expenditures for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and with the proceeds from the offering of our common stock. However, our long-term liquidity requirements will depend on many factors, including but not limited to, various risks associated with our business that affect our sales levels and pricing, our ability to recover all of our up-front costs related to future acquisitions, capital expenditures and operating expense requirements and there can be no assurance that we will not need to raise additional funds to satisfy them.

Cash flow from operations. We have been unable to generate significant liquidity or cash flow from our current operations. We frequently change our pricing structure to take into account our clients' fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flow from investing activities. Net cash used in investing activities is largely attributable to the purchase of investments as collateral for Letters of Credit for certain equipment vendors.

Cash flows from financing activities. Net cash provided by financing activities was generated from a private placement of our convertible promissory notes payable. The Company sold 34 convertible promissory notes payable with proceeds from the offering totaling a net amount received of $655,000. Proceeds from this offering were primarily used as working capital.

VARIABLES AND TRENDS

We anticipate experiencing greater sales in the third and forth quarters of the calendar year, as opposed to the first and second quarters of the calendar year. The seasonality of our sales will be directly related to the golf season in the third quarter and the holiday season in the forth quarter. The third and forth quarters of the calendar year are usually our strongest revenue producing quarters as more customers are playing golf at the height of the golf season and purchasing golf products for gifts for the holiday season in the forth quarter. The first quarter of the calendar year is usually the slowest due to the winter weather and not as many customers are playing golf or purchasing golf products. The second quarter of the calendar year is slow and the golf season is just beginning. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily accurate indicators of our future performance.

Although we have a limited operating history in connection with the operation of our web site and single store, we have no operating history with respect to our plans for the expansion of our business to multiple locations. As we move forward with our business plan, we expect our expenses to increase significantly as we grow our business and enter into new markets through the opening of new locations or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

RISKS AND UNCERTAINTIES

A more comprehensive list of risk factors are set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, our Schedule 14-C filed on April 28, 2003, and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

THE COMPANY HAS NEED FOR ADDITIONAL FINANCING TO FUND ITS BUSINESS PLAN AND OPERATIONS.

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until November 30, 2003, such funds will clearly not be sufficient to enable it to implement its business plan. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

FORWARD LOOKING STATEMENTS

This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "should", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled "Management's Discussion and Analysis or Plan of Operation," but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our ability to compete with major established companies, the competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

A more comprehensive list of such factors and related discussion are set forth in our Schedule 14-C which was filed with the SEC on April 28, 2003, and our other filings made with the SEC from time to time.

ITEM 3.  CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse impact on our financial position or operating results. For example, at the present time, LiquidGolf is involved in the following lawsuit: Porzio v. LiquidGolf Corporation, Case No.: CIO-00-5185 in the Circuit Court in Orange County, Florida (the "Lawsuit"). The plaintiff in the Lawsuit has alleged that LiquidGolf has, among other things, breached its obligations to said plaintiff under certain alleged contractual relationships between the respective plaintiff and LiquidGolf. LiquidGolf believes that it has valid and meritorious defenses to these claims and intends to vigorously defend the Lawsuit. There can be no assurance, however, that its defense of the Lawsuit will be successful. Consequently, LiquidGolf's business and results of operations may be materially and adversely affected if LiquidGolf loses this Lawsuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable

(b)      Not applicable

(c) On February 24, 2003, the Company approved a private placement of up to $750,000 of 8% convertible promissory notes ("Notes") to accredited investors (the "Private Placement"). During the quarter ended June 30, 2003, the Company received $699,500 in gross cash proceeds from the sale of 34 notes as a result of the Private Placement. With respect to the offer and sale of such securities, we relied on the exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The purchasers of the Notes confirmed in writing to LiquidGolf that they were accredited investors and that they were purchasing the securities for investment purposes only. The Notes are convertible at the option of the Company into units by dividing the total amount of principal plus accrued but unpaid interest by the conversion price of $1.00. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $1.50. On July 23, 2003, the Company notified the holders of the Notes of the Company's intent to exercise the option to convert the Notes.

(d)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     EXHIBIT
     NUMBER                            DESCRIPTION OF DOCUMENTS
     -------                           ------------------------

      31.1      Certification of Chief Executive Officer pursuant to Securities Exchange Act
                Rules 13a-14(a) and 15d-14(a).

      31.2      Certification of Chief Financial Officer pursuant to Securities Exchange Act
                Rules 13a-14(a) and 15d-14(a).

      32.1      Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2      Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On February 19, 2003, the Company filed a Current Report on Form 8-K, which announced the Companies execution of the merger agreement whereby LiquidGolf Corporation would become a wholly-owned subsidiary of the Company.

         On April 7, 2003, the Company filed a Current Report on Form 8-K, which announced the resignation of Davidson Company, Chartered Accountants, and subsequent appointment of Tedder, James, Wordin & Associates, P.A. as independent auditors of the Company.

         On June 16, 2003, the Company filed a Current Report on Form 8-K, which announced the acquisition of all of the issued and outstanding common stock of LiquidGolf Corporation resulting in a change in control of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2003                 LiquidGolf Holding Corporation



                                      By: /s/ Dwain Brannon
                                          -------------------------------------
                                          Dwain Brannon, President