Form 10QSB
period 2003-09-30
LIQUIDGOLF HOLDING CORP
filed 2003-11-14
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-27131

LIQUIDGOLF HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or organization)

1017 W. ORANGE BLOSSOM TRAIL

APOPKA FL, 32712

(Address of principal executive offices)

(407) 889-7577

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that; the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant has 10,707,447 shares of common stock, $.001 par value per share outstanding as of November 14, 2003 and there were 532 stockholders of record.

LIQUIDGOLF HOLDING CORPORATION

PART I	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2003
(UNAUDITED)
ASSETS
Current Assets
Cash	$813,367
Inventory net	245,764
Prepaid consulting fees	981,000
Other current assets	266,607

Total current assets	2,306,738

Non current portion of prepaid consulting fees	654,000
Other non current assets	51,433

Total assets	$3,012,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$381,670
Accrued liabilities	299,064

Total current liabilities	680,734

Non current portion of capital lease obligation	17,420

Total liabilities	698,154

Stockholders’ equity
Common stock	10,708
Additional paid in capital	37,741,390
Deferred stock compensation	(962,708)
Accumulated deficit	(34,475,373)

Total stockholders’ equity	2,314,017

Total liabilities and stockholders’ equity	$3,012,171

See accompanying notes to financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net sales	$239,042	191,829	490,497	563,350
Cost of sales	199,766	137,298	420,557	488,618

Gross profit	39,276	54,531	69,940	74,732
Sales and marketing	12,952	5,104	232,564	29,227
General and administrative	657,554	277,998	968,580	1,196,371
Technology and content	15,003	14,997	56,927	161,352
Depreciation and amortization	3,823	26,133	10,744	54,065
Loss on disposal of property and equipment	0	56,152	0	337,454

Operating (loss)	(650,056)	(325,853)	(1,198,876)	(1,703,737)
Interest expense, net	3,559	71,198	12,070	109,173

Loss before income taxes	(653,615)	(397,051)	(1,210,946)	$(1,812,910)
Income tax expense	0	0	0	0

Net (loss)	$(653,615)	(397,051)	(1,210,946)	(1,812,910)

Basic loss per common share	$(0.08)	(2.84)	(0.15)	(12.95)

Weighted average common shares outstanding	8,599,256	139,947	8,227,125	139,947

See: accompanying notes to financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2003	2002
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(1,210,946)	(1,812,910)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in settlement of litigation	—	264,820
Amortization of employee stock-based compensation	172,292	—
Amortization of prepaid consulting fees	327,000	—
Depreciation and Amortization	10,744	54,065
Loss on disposal of property & equipment	—	337,454
Changes in operating assets and liabilities
(Increase) decrease in inventory	(62,338)	188,885
(Increase) decrease in other current assets	6,035	(8,447)
Decrease in other assets	—	46,890
Increase (decrease) in accounts payable	78,147	(430,910)
Increase in accrued liabilities	25,773	453,623

Net cash used in operating activities	(653,293)	(906,530)

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,664)	(26,917)
Proceeds from sale of property and equipment	—	10,000

Net cash used in investing activities	(12,664)	(16,917)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	805,310	390,000
Payments on notes payable	(120,910)	(511)
Payments on capital lease	(7,568)	(10,482)
Fees paid to issue convertible debt	(63,650)	—
Fees paid in exercise of warrants	(40,200)	—
Payment of fractional merger shares	(167)	—
Redemption of preferred stock	(69,375)	—
Collection of stock subscription receivable	50,000	—
Proceeds from sale of common stock	787,000	305,506

Net cash provided by financing activities	1,340,440	684,513

Net increase (decrease) in cash	674,483	(238,934)
Cash, beginning of period	138,884	355,266

Cash, end of period	$813,367	116,332

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Conversion of Series B Preferred Stock	$14,854,395	—

Issuance of common stock in settlement of accrued liability	$87,148	—

Issuance of common stock in conversion of debt	$744,505	2,722,544

Issuance of common stock for investment banking agreement	$1,962,000	—

Issuance of common stock in restricted stock grant	$1,135,000	—

See accompanying notes to financial statements

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2003 AND 2002

(1)	ORGANIZATION

Formerly Nomadic Collaboration International, Inc. LiquidGolf Holding Corporation (collectively the “Company”) was incorporated on December 18, 1997 under the laws of the State of Nevada. On April 8, 2002, the Company changed its name from DP Charters, Inc. to Nomadic Collaboration International, Inc. During the year ended December 31, 2002, the Company acquired all the issued and outstanding capital stock of Omnitrix Technologies, Inc. (“Omnitrix”). The Company also incorporated a wholly owned subsidiary, Nomadic Collaboration Corporation under the laws of the Province of British Columbia, Canada, which was disposed of during the year for proceeds of $1 to a former director and officer of the Company.

On January 10, 2003, the board of directors of the Company approved a 150:l reverse stock split effective January 23, 2002. However, the reverse stock split contravened the Company’s Articles of Incorporation. The Company amended the Articles to remove the contraventions and gained shareholder consent for the amendments. The consolidated financial statements as of September 30, 2003 have been updated to reflect the reverse stock split.

On February 12, 2003, an Agreement and Plan of Merger was entered into by and among the Company, LGC Acquisition Company (“Acquisition Sub”) a Delaware corporation and wholly owned subsidiary of the Company, and LiquidGolf Corporation, a Delaware Corporation (“LiquidGolf Corporation”). Pursuant to the Merger Agreement, the Company agreed, among other things, to: (i) merge Acquisition Sub into LiquidGolf Corporation with LiquidGolf Corporation the surviving corporation; (ii) exchange one share of the Company’s Common Stock for every three shares of LiquidGolf Corporation common stock held by the LiquidGolf Corporation stockholders (with fractional shares paid in cash at $2.00 per share); (iii) convert, on a one-for-one basis, warrants to purchase LiquidGolf Corporation stock (the “LiquidGolf Warrants”) into warrants to purchase Nomadic Common Stock at the purchase price and on substantially the same terms set forth in the LiquidGolf Warrants; (iv) change the Company’s name to LiquidGolf Holding Corporation; (v) effect the January 10, 2003 reverse stock split; and (vi) increase the authorized shares of the Company’s Common Stock from 666,666 to 100,000,000 shares.

On May 30, 2003, the Company (then known as Nomadic Collaboration International, Inc.) closed the merger and acquired all of the issued and outstanding shares of capital stock of LiquidGolf Corporation, which thereby became a subsidiary of the Company. However, since the stockholders of LiquidGolf obtained a majority of the voting rights of the Company as a result of the transaction, the transaction was accounted for as a purchase of Nomadic Collaboration International, Inc. by LiquidGolf (a reverse acquisition in which LiquidGolf is considered the acquiror for accounting purposes). Accordingly, the financial statements of the Company for the periods prior to May 30, 2003, are those of LiquidGolf Corporation, which was incorporated on February 16, 1999. For accounting purposes, LiquidGolf Corporation is treated as a predecessor to the Company. The acquisition of the predecessor was recorded as a purchase with the assets and liabilities assumed recorded at their estimated fair values and their results of

(1)	ORGANIZATION (continued)

operations included in the consolidated financial statements of the Company since its date of acquisition.

The financial statements of the predecessor are presented on a combined basis. The financial data for the period after the acquisition is presented on a different cost basis from that for the financial data before the acquisition and, therefore, is not comparable.

On February 24, 2003, the Company issued a Confidential Private Offering Memorandum offering for sale, only to persons who qualify as “accredited investors” (as defined in the Memorandum), convertible promissory notes (the “Notes”) at a minimum investment increment of $1,000), for a maximum aggregate principal investment amount of $750,000. The Notes have a term of 1 year and bear interest at the rate of 8% per annum. Principal and interest shall be payable in full in a single payment upon maturity of the Note.

The Notes are convertible, at the option of the Company, into units (the “Units”), by dividing the total amount of principal plus accrued but unpaid interest of the Notes by the conversion price of $1.00. Each Unit shall consist of one (1) share of common stock, par value $.001 per share and one (1) warrant to purchase one (1) share of Common Stock, at a purchase price of $1.50 per share. The warrants have a three (3) year term. Each share of common stock and warrant constituting a Unit will be immediately separable.

The Company sold the Notes in this offering through the Company’s officers and through registered broker dealers. The Notes are being offered on a “best efforts” basis. There are no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. The funds raised from this offering will be available for immediate use. The Company sold 41 notes totaling $732,500 and incurred interest expense of $12,005. The Company converted these notes into shares of the Company’s common stock on July 23, 2003.

LiquidGolf Corporation (formerly LiquidGolf.com Corporation) a wholly-owned subsidiary of LiquidGolf Holding Corporation was incorporated in Delaware on February 16, 1999 and commenced operations in May 1999. LiquidGolf.Com Acquisition Corporation (“LGAC”), a wholly-owned subsidiary of LiquidGolf, was incorporated in Delaware on October 13, 1999. The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company also operates a single retail location in Apopka, Florida.

On September 29, 2003 the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. There were no accounting implications to this transaction.

The consolidated financial statements include the accounts and operations of LiquidGolf Holding Corporation and its wholly owned subsidiaries LiquidGolf Corporation and LiquidGolf.com Acquisition Corporation.

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

Net Loss Per Share Information

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

Advertising

Advertising consists primarily of magazine advertisements, product catalogs, trade shows and professional golfer endorsements. Costs are expensed at the time the advertisement takes place. Advertising expense is included in sales and marketing expense in the accompanying consolidated statements of operations.

Website Design Costs

Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred. Website design cost is included in technology and content expense in the accompanying consolidated statements of operations.

Stock -Based Compensation

The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company discloses the information required under Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Stock

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock -Based Compensation (continued)

issued to nonemployees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

Under Statement 123, nonemployee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

The Company’s nonemployee stock-based compensation is determined using the fair value of the Company’s equity instruments or the Black-Scholes option-pricing model.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and short-term investments. Cash in excess of federally insured limits potentially subject the Company to a concentration of credit risks. Short-term investments, composed of certificates of deposit, are maintained with one financial institution and management regularly monitors maturities. Because of their short-term nature, the carrying value of all financial instruments approximates their respective fair value.

The Company purchases its inventory from a limited number of product manufacturers through the use of nonexclusive contractual agreements. The Company may not be able to renew these contracts on favorable terms, which could have a material adverse effect on the Company’s business, financial position, and results of operations.

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations or stockholders deficit.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

Management believes that the adoption of this statement will have no effect on the Company’s financial position or results of operation.

(3)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. LiquidGolf has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $34,475,373 as of September 30, 2003. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

On February 28, 2002, LiquidGolf suspended operations due to a lack of operating capital. At that time, it was unsuccessful in its attempts to raise additional capital due to market conditions, the private capital environment, debt on the balance sheet and other factors. During the period of suspended operations, management converted a majority of the debt on the balance sheet into equity, settled legal issues, and continued to present its history of operational performance improvement and its plan for the future to prospective investors.

In early May 2002, LiquidGolf was successful in reaching an agreement with its secured note holders to convert their debt and accrued interest into common stock. With that agreement in hand, LiquidGolf was able to secure conversion from debt to equity the

(3)	BASIS OF PRESENTATION (continued)

amounts owed to unsecured note holders. As of December 31, 2002, LiquidGolf had successfully converted all of its notes payable to common stock.

As a result of these developments, LiquidGolf secured financing through a private placement offering, which enabled it to re-launch its website on May 15, 2002. This new financing also provided funding to open LiquidGolf’s first retail location in Apopka, Florida on July 15, 2002.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to increase revenues through a diversification of revenue streams within its core business of golf equipment sales. This diversification includes, but is not limited to, the traditional “brick and mortar” retail merchandising, as well as direct response marketing with the mass distribution of a golf equipment catalog. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing operation and maintenance of its website is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

(4)	SERIES B REDEEMABLE PREFERRED STOCK

During July 1999, LiquidGolf began taking subscriptions for preferred stock designated as Series B Convertible Preferred Stock (Series B) to accredited investors through a private placement memorandum. As of December 31, 2002, 1,886,968 fully paid Series B shares at $8 per share had been issued. Net proceeds after subscription costs of $171,881 were $14,923,769.

On November 5, 1999, the Board of Directors designated 8,000,000 shares of $.0001 par value preferred stock as Series B. Each Series B share must be converted into common stock if LiquidGolf raises a minimum of $10 million in an initial public offering of its common stock. Holders of Series B preferred stock will automatically convert at a rate equal to the lesser of the conversion price of $8 per share or 50% of the per share price offered to the public in a public offering. In addition, in the event of a merger with another corporation, all outstanding shares of preferred stock shall be automatically converted into common stock on a share for share basis. Series B stock has the same voting rights and privileges as common stockholders and, as a class, can elect one

(4)	SERIES B REDEEMABLE PREFERRED STOCK (continued)

member of the Board of Directors. Series B prohibits declaration or payment of any dividends for any class of stock as long as Series B shares are outstanding. Series B stockholders, at their option, can require LiquidGolf to redeem their shares after November 5, 2002 at 150% of its stated value of $2 per share. If LiquidGolf does not have sufficient funds to redeem all of the shares for which redemption has been requested, LiquidGolf shall redeem as many shares as may be redeemed with such funds as are available and shall redeem such shares from the holders pro rata in accordance with the number of shares each such holder has requested be redeemed.

By April 2003, LiquidGolf had received redemption request by Series B stockholders totaling 23,125 shares. The cost of the redemption was $69,375. On May 30, 2003 LiquidGolf completed a reverse merger with Nomadic Collaboration International, Inc. As a result of this merger (Note 1) all remaining 1,863,843 shares of Series B preferred stock outstanding were converted to common stock on a one for one basis.

(5)	STOCKHOLDERS’ EQUITY

Common Stock

The Board of Directors has authorized 100,000,000 shares of common stock with a par value of $.001. Each share of common stock entitles its holder to one vote on all matters submitted to vote of the stockholders. The holders of common stock do not have cumulative voting rights or preemptive rights.

In September of 2003, the Company issued 1,800,000 shares of its common stock in connection with an investment banking commitment as required by the merger agreement made by the Company after taking the necessary board of directors action to retain PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the corporation including, but not limited, to capital raising, mergers and acquisitions, and future financings. The term of the agreement is two years and the compensation is 1,800,000 shares of common stock. The expenses associated with this agreement will be recognized ratably over the two year term.

On July 23, 2003, the company notified the holders of the of the Company’s convertible notes of the Company’s intent to exercise the option to convert the notes into shares of common stock at a $1.00 per share and a warrant to purchase an equal number of shares at $1.50 per share. The warrants have an exercise price of $1.50, are exercisable at issuance, and have a contractual life of three years expiring three years from the date of the convertible note. As of July 23, 2003 the Company issued 744,505 shares of common stock and warrants for 744,505 shares of common stock in connection with the conversion.

The following is a summary of changes in stockholders equity from December 31, 2002 through September 30, 2003. Amounts have been adjusted to reflect the impact of a 150 to reverse stock split.

(5)	STOCKHOLDERS’ EQUITY (continued)

	Preferred stock		Common stock		Stock subscription receivable	Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	418,238	42	15,264,627	1,725	(50,000)	17,911,685	0	(33,264,427)	(15,400,975)
Proceeds from stock subscription receivable					50,000				50,000
Preferred Series B Stock loss of redemption rights	1,886,968	189				14,923,581			14,923,770
Preferred Series B redeemed	(23,125)	(2)				(69,373)			(69,375)
Convert preferred stock to common stock	(2,282,081)	(229)	2,282,081	229
Issuance of common stock as a result of the merger			5,776,457	5,776		(5,776)
Payment of fractional shares as a result of the merger stock exchange rate						(167)			(167)
Recapitalization of LiquidGolf Corporation common stock			(17,330,006)	(1,734)		1,734
Issuance of employee restricted stock			1,135,000	1,135		1,133,865	(1,135,000)
Cost incurred in conjunction with the sale of convertible notes payable						(63,650)			(63,650)
Amortization of deferred stock based compensation							172,292		172,292
Issuance of common stock in settlement of liability			11,667	12		87,136			87,148
Issuance of common stock per advertising agreement			200,000	200		217,800			218,000
Convert note payable to common stock			744,505	745		743,760			744,505
Issuance of common stock per endorsement agreements			154,615	155		154,460			154,615
Issuance of common stock in investment banking agreement			1,800,000	1,800		1,960,200			1,962,000
Warrants for common stock exercised at $1.00			463,000	463		462,537			463,000
Warrants for common stock exercised at $1.60			202,500	202		323,798			324,000
Cost incurred in conjunction with the exercise of warrants						(40,200)			(40,200)
Net loss as of Sept 30 2003								(1,210,946)	(1,210,946)

Balance, Sept 30, 2003	0	0	10,704,446	10,708	0	37,741,390	(962,708)	(34,475,373)	2,314,017

(5)	STOCKHOLDERS’ EQUITY (continued)

Warrants for Common Stock

In 1999, LiquidGolf Corporation issued post-stock-split fully-vested warrants to purchase 37,500, 31,250, and 31,250 shares of common stock to certain investors for services provided at an exercise price of $8, $12, and $16 per share, respectively. The warrants are not exercisable until one year after the IPO of LiquidGolf Corporation’s common stock and have a contractual life of four years expiring in October 2003.

In 2000, LiquidGolf Corporation granted, to a Company related by stock ownership, a warrant as payment for consulting services, containing the right to purchase up to 25,000 post-stock split shares with an exercise price of $8 per share.

In 2000, LiquidGolf Corporation issued post-stock split fully vested warrants to purchase 381,000 shares of Common Stock to certain investors in conjunction with notes payables issued by LiquidGolf Corporation. The warrants have an exercise price of $4, are exercisable at issuance, and have a contractual life of three years expiring in August of 2003. In August of 2003, the Company issued to the holders of these expired warrants, fully vested warrants to purchase 952,500 shares of common stock. The warrants have an exercise price of $1.60, are exercisable at issuance and expire on September 12, 2003. As of September 12, 2003, 202,500 shares were sold in connection with these warrants for net proceeds of $308,800.

In 2001, LiquidGolf Corporation issued fully vested warrants to purchase 100,000 shares of common stock to a certain investor in conjunction with a note payable issued by LiquidGolf Corporation. The warrants have an exercise price of $1.00, are exercisable at issuance, and have a contractual life of two years expiring in December of 2003.

In 2002, LiquidGolf Corporation issued fully vested warrants in two classes to purchase 1,220,000 shares of common stock in a Class A warrant and 1,220,000 shares of common stock in a Class B warrant. These warrants are issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B warrants have an exercise price of $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years with the last of the warrants expiring in May of 2007. In September of 2003, 63,000 shares were sold under the Class A warrant. In addition 160,000 Class A warrant shares and 160,000 Class B warrant shares were surrendered for a warrant to purchase 400,000 shares of common stock at an exercise price of $1.00 and was immediately exercised. A total of 463,000 shares were sold for a net proceeds of $438,000.

In 2003 the Company, in connection with the merger, the Company issued warrants as described above in substantially the same terms. As of September 30, 2003 the number of warrants described above outstanding and exercisable are 2,282,000.

On July 23, 2003 the company notified the holders of the of the Company’s convertible notes of the Company’s intent to exercise the option to convert the notes into shares of common stock at a $1.00 per share and a warrant to purchase an equal number of shares

(5)	STOCKHOLDERS’ EQUITY (continued)

Warrants for Common Stock (continued)

at $1.50 per share. The warrants have an exercise price of $1.50, are exercisable at issuance, and have a contractual life of three years expiring three years from the date of the convertible note. As of July 23, 2003 the Company issued 744,505 warrants for 744,505 shares of common stock in connection with the conversion.

As of September 30, 2003 the total warrants issued were 3,026,505.

LiquidGolf Holding Corporation

Warrants for Common Stock

As of September 30, 2003

		Warrant	Exercise	Expiration	Net
Year	Warrant Type	Shares	Price	Date	Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000
	Consulting Services warrants	25,000	8.00	June-05

	Notes payable warrants	381,000	4.00	August-03
2003	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-03

2002	Class A Warrants	1,220,000	1.00	May-07
2003	Class A Warrants cancelled	(160,000)
2003	Class A Warrants exercised	(63,000)	1.00		$63,000

	Total Class A Warrants outstanding	997,000

2002	Class B Warrants	1,220,000	1.50	May-07
	Class B Warrants cancelled	(160,000)

	Total Class B Warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
	Notes payable warrants exercised	(202,500)			308,800
	Notes payable warrants expired	(750,000)
	Total Notes payable warrants outstanding	—

	Convertible Notes Payable warrants	744,505	1.50	June-03

	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

	Total warrants issued for cancelled warrants outstanding	—
	Total Warrants outstanding	3,026,505

	Total proceeds from warrants exercised				$746,800

(5)	STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

On June 2, 1999, the Board of Directors designated 1,700,000 shares of $.0001 par value preferred stock as Series A Convertible Preferred Stock (“Series A”). Each Series A share must be converted into one share of common stock if the Company raises a minimum of $10 million in an initial public offering of its common stock. Series A has the same voting rights and privileges as common stock, and stockholders are entitled to receive noncumulative dividends, if declared, at the rate of $01 per share per annum. As of December 31, 2002, dividends have not been declared on Series A shares.

On November 5, 1999, the Board of Directors designated 5,000,000 shares of $.0001 par value preferred stock as Series C Convertible Preferred Stock (“Series C”). Series C was to convert into common stock if the Company raised a minimum of $10 million in an initial public offering of its common stock. Holders of Series C preferred stock were to automatically convert at a rate equal to the lesser of the conversion price of $26 per share or 50% of the per share price offered to the public in a public offering. Series C stockholders had the same voting rights and privileges as common stockholders.

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

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, as defined, on a pro rata basis, an amount equal to $67 per share for Series A and $2.50 per share for Series B would be paid from the assets of the Company available for distribution before any such payments would be made on any shares of the Company’s common shares. Aggregate liquidation preference for Series A and Series B is $280,219 and $4,717,420, respectively. At any time after November 5, 2002, each holder of Series B preferred stock may require that the Company redeem all or any portion of his or her then-outstanding shares of Series B preferred stock at a price equal to 150% of the stated value. As of December 31, 2002, the Company had 1,886,968 Series B shares issued and outstanding, resulting in a $5,660,904 liability to the company if all of the shares were redeemed. As of May 30, 2003, the Company has been contacted by nine Series B stockholders holding 23,125 shares (aggregate redemption value of $69,375) requesting redemption of their shares.

As of September 30, 2003 the Company had redeemed all 23,125 shares.

(6)	STOCK BASED COMPENSATION

LiquidGolf cancelled the 1999 Stock Option Plan on January 15, 2003 as a requirement of the merger agreement with Nomadic Collaboration International, Inc.

On June 10, 2003, the Board of Directors adopted the LiquidGolf Holding Corporation 2003 Restricted Stock Plan (the “2003” Plan”) and recommended that it be submitted to our stockholders for their approval at the Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards (collectively, “Awards”). The effective date of the 2003 Plan is the date of the Annual Meeting (the “Effective Date”) (August 13, 2003).

Under the 2003 Plan, the total number of shares of common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted thereunder that are forfeited or cancelled or terminated are returned to the plan and may be reissued. As of September 30, 2003, 1,135,000 shares have been issued under this Plan.

(7)	EMPLOYMENT AGREEMENT

On May 29, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commenced on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given by either party 90 days prior to expiration. The agreement includes the payment of a base salary of $90,000, an incentive compensation bonus equal to 100% of the base salary, based on revenue growth targets, and a restricted stock grant of 1,000,000 shares of common stock. However, the executive must be employed by the Company for a minimum of two years from the date of the agreement in order to take delivery of the shares. The cost of these shares is being amortized ratably over the twenty month employment agreement.

(8)	OTHER MATTERS

On June 23, 2003, the Company signed a letter of intent (the “Letter”) to acquire R G Golf, Inc. R G Golf owns the URL GolfWarehouse.com. Under the terms of the Letter, the Company will acquire all the outstanding shares of R G Golf, Inc. for 300,000 shares of the Company’s common stock. As additional consideration the Company will pay the shareholders of R G Golf, Inc. 50% of the net profits from the operation of the web site GolfWarehouse.com for 24 months from the time the Company takes over the operation of the web site.

The Letter also provides that the shareholders of R G Golf at their option may unwind the transaction or receive additional shares if the Company does not meet certain revenue and stock price targets within 24 months of the closing of the transaction.

On August 13, 2003, the Company entered in to a non-binding Letter of intent to acquire Best Value Golf Inc., the parent company of Golfgods.com., the closing of this transaction is dependent upon a number of conditions including, but not limited to, satisfactory results of the Company’s due diligence investigation.

(8)	OTHER MATTERS (continued)

The Company has issued two separate Letters of Credit in favor of two separate suppliers in a total amount of $35,000. These Letters of Credit have an open term and can be cancelled by the company with notice and with full payment to the suppliers. These Letters of Credit are collateralized by certificates of deposits that are accounted for as other current assets in the Consolidated Balance Sheet.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of its operations should be read in conjunction with the Company’s consolidated financial statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

OVERVIEW

LiquidGolf Holding Corporation is the holding company of LiquidGolf Corporation, a Delaware corporation, and a wholly-owned operating subsidiary of LiquidGolf Holding Corporation. Unless the context indicates otherwise, all references to “LiquidGolf, “ “we,” “our,” “us,” the “Company” and similar expressions, refer to LiquidGolf Holding Corporation and its subsidiaries. Our primary operations consist of operating a brick and mortar retailer located in Apopka, Florida with an online community for golfers and businesses within the golf industry worldwide. We own and operate www.liquidgolf.com through which we sell golf equipment, accessories and apparel to consumers. We provide technology and fulfillment operations to golf e-tailers, as well as operating one of the leading online golf communities. Our goal is to become a total golf company that provides a full range of golf related products and services to both consumers and the members of the business community.

We offer a wide selection of golf related products through our single brick and mortar retail location and our website. We have direct relationships with over fifty golf equipment, apparel and accessory companies. We use third party suppliers to provide us with equipment from manufacturers we do not currently have direct relationships with.

We expect to add to our revenue base through acquisitions. The consumer golf industry is very fragmented with no single online or brick and mortar retailer accounting for even 5% of industry sales. Our growth strategy includes the expansion, through both organic growth and acquisitions of retail locations throughout central Florida and beyond; and other golf e-tailers’ websites. We believe that there are acquisition opportunities currently available at very favorable valuations.

We believe that to succeed, companies will need to provide extensive product selection, detailed product information and other value added services while aggregating all aspects of the golf experience in a single company accessible from both brick and mortar and virtual locations. Currently, we do not believe that there is a company that offers this total golf solution. Our strategy is to become that single: source company.

RESULTS OF THE OPERATIONS

We are in the early stages of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our financial statements are relatively fixed costs. We expect that these expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales. Net sales increased by approximately $47,000 or 24%, to $239,042 in 2003 from $191,829 in 2002. In 2002, the net sales included a one time adjustment of approximately $76,000. Without this one time adjustment net sales increased approximately $123,000 in 2003 from 2002 or a 106% increase. In July of 2003 the Company entered in to an agreement to manage the web site GolfWarehouse.com that is owned by RG Golf Inc., a company that the Company has signed a non binding letter of intent to acquire. As a result of the web site management the Company has realized an increase in net sales of approximately $80,000 in 2003.

Gross Profit. Gross profit decreased approximately $15,000 or 28% to 39,276 in 2003 from $54,531 in 2002. In 2002, gross profit included a one time adjustment of approximately $18,000 without this one time adjustment gross profit increased approximately $3,000 in 2003 from 2002 or an 8% increase.

Selling, General and Administrative. Selling, General and Administrative Expenses increased approximately $387,000 or 137% to $670,506 in 2003 from $283,102 in 2002. This increase in 2003 is due to a $327,000 non cash expense for the amortization of a prepaid expense recorded in conjunction with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is twenty months. The additional increase in 2003 is due a $130,625 non cash expense for the amortization of deferred stock compensation.

Interest Expense, Net. Interest expense, net decreased by $67,639, or 95%, to $3,559 in 2003 from $71,198 in 2002. This decrease reflected the conversion of certain notes payable to common stock during 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

Net Sales. Net sales decreased by approximately $72,000 or 13%, to $490,497 in 2003 from $563,350 in 2002. This decrease was the result of the significant difficulties we experienced in obtaining financing for our business. Our sales in 2003 were slowed further due to a continuing softening of the golf equipment retail sector.

Gross Profit. Although our net sales decreased by approximately $72,000 or 13%, we: realized a less than corresponding decrease in gross profit. Gross profit decreased approximately $4,700 or 6%, to $69,940 in 2003 from $74,732 in 2002. This was due to our limited ability to take advantage of manufactures’ volume purchase discounts and the limited ability to maintain our retail sales prices during the nine months ended September 30, 2002.

Selling, General and Administrative. Selling, General and Administrative expenses decreased $24,454 or 2% to $1,201,144 in 2003 from $1,225,598 in 2002. In 2003, a $327,000 non cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company.

The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is twenty months. In 2003, we received a one time reduction in professional fees that reduced expenses by approximately $157,000. In 2002 these expenses included approximately $465,000 in settlement costs, and fees to settle two lawsuits. The additional increase in 2003 is due to a $172,292 non cash expense for the amortization of deferred stock compensation.

Interest Expense, Net. Interest expense, net decreased by $97,103, or 89%, to $12,070 in 2003 from $109,173 in 2002. This decrease reflected the conversion of certain notes payable to common stock during 2002.

Loss on disposal of property and equipment. Loss on disposal of property and equipment decreased $337,454 or 100% in 2002. This increase was due to the sale: of certain property and equipment that was sold or abandoned when we suspended our operations and closed our facility in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had cash balances totaling $813,367 at September 30, 2003. Our principal sources of funds have been cash generated from financing activities.

We believe that we will not require any additional funds to fund our currently anticipated requirements for ongoing operations and budgeted capital expenditures for our existing business for the next eight-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and with the proceeds from the offering of our common stock. However, our long-term liquidity requirements will depend on many factors, including but not limited to various risks associated with our business that affect our sales levels and pricing, our ability to recover all of our up-front costs related to future acquisitions, capital expenditures and operating expense requirements and there can be no assurance that we will not need to raise additional funds to satisfy them.

Cash flow from operations. We have been unable to generate neither significant liquidity nor cash flow from our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from the exercising of warrants to purchase our common stock. The Company sold 665,500 shares of common stock under various warrants for a net amount received of $746,800. Proceeds from these sales will be primarily used as working capital.

VARIABLES AND TRENDS

We anticipate experiencing greater sales in the third and fourth quarters of the calendar year, as opposed to the first and second quarters of the calendar year. The seasonality of our sales will be directly related to the golf season in the third quarter and the holiday season in the fourth quarter. The third and fourth quarters of the calendar year are usually our strongest revenue producing quarters as more customers are playing golf at the height of the golf season and purchasing golf products for gifts for the holiday season in the fourth quarter. The first quarter of the calendar year is usually the slowest due to the winter weather and not as many customers are playing golf or purchasing golf products. The second quarter of the calendar year is slow and the season is just beginning. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily accurate indicators of our future performance.

Although we have a limited operating history in connection with the operation of our web sites and single store, we have no operating history with respect to our plans for the expansion of our business to multiple locations. As we move forward with our business plan, we expect our expenses to increase significantly as we grow our business and enter into new markets through the opening of new locations or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

RISKS AND UNCERTAINTIES

A more comprehensive list of risk factors are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, our Schedule 14-C filed on April 28, 2003, and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

THE COMPANY HAS NEED FOR ADDITIONAL FINANCING TO FUND ITS BUSINESS PLAN AND OPERATIONS.

The Company has limited funds, and such funds may not be adequate to take advantage of any available business or acquisition opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until May of 2004, such funds will clearly not be sufficient to enable it to implement its business plan. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

FORWARD LOOKING STATEMENTS

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or ‘does not expect”, “is expected”, “anticipates” or “does not anticipate”, ‘plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. We do not guarantee that the transactions and events described in this Report will happen as described or that any positive trends noted in this Report will continue. These types of statements are generally located in the section entitled “Management’s Discussion and Analysis or Plan of Operation,” but may be found elsewhere in this Report as well. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. You should understand that many important factors, in addition to those discussed elsewhere in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our ability to compete with major established companies, the competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

A more comprehensive list of such factors and related discussion are set forth in our Schedule 14-C which was filed with the SEC on April 28, 2003, and our other filings made with the SEC from time to time.

ITEM	3. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse impact on our financial position or operating results. For example LiquidGolf has settled the lawsuit: Porzio v. LiquidGolf Corporation, Case No. CI0-00-5185 in the Circuit Court in Orange County, Florida (the “Lawsuit”) for the amount of $40,000. The amount of the settlement was accounted for in other current liabilities on the Consolidated Balance Sheet at September 30, 2003. Additionally the settlement had no impact on the operating results for the nine months ended September 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	On February 24, 2003, the Company approved a private placement of up to $750,000 of 8% convertible promissory notes (“Notes”) to accredited investors (the “Private Placement”). As of November 14, 2003, the Company has sold 41 notes, received $732,500 in gross cash proceeds, and has incurred interest expense of $12,005. With respect to the offer and sale of such securities, we relied on the exemption provided under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The purchasers of the Notes confirmed in writing to LiquidGolf that they were accredited investors and that they were purchasing the securities for investment purposes only. The Notes were convertible at the option of the Company into units by dividing the total amount of principal plus accrued but unpaid interest by the conversion price of $1.00. Each unit consists of one share of common stock and one warrant to purchase common stock at a purchase price of $1.50. In July of 2003, the company notified the holders of the Notes of the Company’s intent to exercise its option to convert the Notes. As of July 23, 2003, the Company has issued 744,505 shares of common stock and warrants representing an additional 744,505 shares of common stock in connection with the conversion.

In September of 2003, the Company sold 665,500 shares of common stock for net proceeds of $746,800. These shares were sold as a result of certain warrant holders exercising warrants to purchase the Company’s common stock, including 463,000 and 202,500 warrants for an exercise price of $1.00 and $1.60 respectively.

(d)	Not Applicable

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 13, 2003, the Company held its annual meeting of shareholders at which time the shareholders: (i) elected Dwain Brannon, Dwight Day and Skip McElvery as directors to hold office until the election of their successors; (ii) ratified the Company’s selection and appointment of Tedder, James, Worden & Associates, P.A. as independent auditors for 2003; (iii) approved the 2003 Restricted Stock Plan; and (iv) approved the re-incorporation merger of the Company into a Delaware corporation for the purpose of changing the jurisdiction of incorporation of the Company to Delaware. The director nominees who received shareholder approval accepted the invitation to succeed directors on September 4, 2003. The following table indicates the voting tabulations of the shareholders present in person or by proxy at the 2003 annual meeting of shareholders:

	For	Against	Withheld
Election of Dwain Brannon	3,196,202		2,186
Election of Dwight Day	3,196,826		1,562
Election of Skip McElvery	3,160,813		37,575
Appointment of Tedder, James, Worden & Associates, P.A.	3,145,214	52,234	937
2003 Restricted Stock Plan	2,731,463	457,287	9,638
Re-incorporation merger into a Delaware corporation	3,185,229	1,562	11,597

ITEM	5. OTHER INFORMATION

Not Applicable

ITEM	6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 8, 2003, the Company filed a Current Report on Form 8-K, which announced the Company’s execution of a non-binding letter of intent to acquire RG Golf, Inc., the parent company of GolfWarehouse.com.

On August 26, 2003, the Company filed a Current Report on Form 8-K, which announced the Company’s execution of a non-binding letter of intent to acquire Value Golf, Inc., the parent company of GolfGods.com.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	LiquidGolf Holding Corporation

By: /s/ Dwain Brannon
Dwain Brannon, President