Form 10KSB
period 2003-12-31
LIQUIDGOLF HOLDING CORP
filed 2004-03-29
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 000-27131

LIQUIDGOLF HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1017 W Orange Blossom Trail, Apopka, Fl	32712
(Address of principal executive offices)	(Zip Code)

(407) 889-7577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for most recent fiscal year: $781,339.

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $17,341,807 as of March 25, 2004 based upon the closing price of the Registrant’s common stock reported for March 9, 2004.

The number of shares of common stock of the Registrant outstanding as of December 31, 2003 was 10,742,447.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

i

Forward-Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-KSB, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are an online community for golfers that provides an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. Our goal, however, is to become a company that provides a full range of golf-related products, services and information to golfers and enables other golf businesses to better serve their customers and take advantage of additional revenue opportunities within the worldwide golf market. Our strategy is to avail ourselves of our management team’s experience and relationships in the golf industry, our strategic relationships and Internet-related technologies, to further develop our services. We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” On September 29, 2003 the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware.

Summary of Merger with Nomadic Collaboration International, Inc.

Effective May 30, 2003, LGC Acquisition Company, a Delaware corporation and wholly owned subsidiary of Nomadic Collaboration International, Inc., a Nevada corporation, merged with and into LiquidGolf Corporation, a Delaware corporation, such that LiquidGolf Corporation was the surviving entity, and by virtue thereof, LiquidGolf corporation became a wholly owned subsidiary of Nomadic Collaboration. In preparation for the merger, the common stock of Nomadic Collaboration was reverse split on a 150-to-1 basis effective January 23, 2003; consequently, the 33,002,348 issued and outstanding shares of Nomadic Collaboration common stock became approximately 220,016 post split shares, subject to rounding up of fractional shares. As consideration for the merger: (i) every three shares of LiquidGolf Corporation’s common stock was exchanged for one share of Nomadic Collaboration’s common stock; (ii) every warrant to purchase LiquidGolf Corporation’s common stock was cancelled and exchanged, on a one-for-one basis, for warrants to purchase Nomadic Collaboration’s common stock; and (iii) fractional shares of LiquidGolf Corporation were paid in cash at the rate of two dollars ($2.00) per share multiplied by the share fraction. After consummation of this merger, stockholders of LiquidGolf Corporation held approximately 96% of Nomadic Collaboration’s issued and outstanding common stock. Thereafter, Nomadic Collaboration’s articles of incorporation were amended and restated to, among other things, change Nomadic Collaboration’s name to LiquidGolf Holding Corporation, which became effective June 2, 2003. Additionally, the trading symbol was changed to LQDG effective June 9, 2003.

As a direct result of this merger, and assuming exercise of the warrants, ownership of the Company’s common stock (on a fully diluted basis) by (i) the stockholders and former warrant holders of LiquidGolf Corporation, as a group, and (ii) the pre-merger Nomadic stockholders, as a group, as of May 30, 2003, was as follows:

Group of Stockholders	Number of Shares of LiquidGolf Holding Corporation Common Stock(1)	Percentage Ownership (1)
Former LiquidGolf Corporation Stockholders	5,784,162	53.33%
Former LiquidGolf Corporation Warrant Holders (1)	3,046,000	28.08%
Nomadic Stockholders	216,703	2.00%
PanAmerica Capital Group (2)	1,800,000	16.59%

Total	10,846,865	100.00%

(1)	Assumes the exercise of all warrants into shares of common stock.
(2)	Represents shares of common stock issued subsequent to the closing of the merger pursuant to an investment banking agreement with PanAmerica Capital Group, and does not include shares held prior to the effective time of the merger.

Industry Overview

The Golf Industry

Introduction. Over the past 20 years, the golf industry has enjoyed rapid expansion in the number of golf facilities, the number of rounds played, and the percentage of the United States population that plays golf at least once per year. Recent statistics and trends on the golf industry have been compiled from the National Golf Foundation’s Golf Participation in The United States—2000 and 2003 editions, A Strategic Perspective on The Future of Golf, prepared collaboratively by the National Golf Foundation and McKinsey & Company (January 30, 1999), and The Sporting Goods Market in 2002, prepared for the National Sporting Goods Association, and are highlighted below:

The Golf Market. In 2002, there were approximately 26.2 million adult golfers in the United States, up from 25.8 million in 2001. These numbers could be significantly greater if the industry reported on the people who would like to play more often or those who would like to try golf. Golf has become increasingly attractive to segments of the population that historically have not been well represented among golfers. More recently, the participation of women and minorities in golf has gained significant momentum. Finally, the so-called “Tiger effect,” based on the enormous popularity of Tiger Woods and expanded television coverage of major golf events, has resulted in rising equipment unit sales and numbers of rounds played, and a resurgent growth in the junior golf segment, which the industry must continue to find ways to retain.

Merchandise and Services. The golf merchandise and services segments consist of clubs and equipment, apparel segments and instruction. The clubs and equipment segment has annual revenues of nearly $3.9 billion, and the apparel segment has annual revenues of approximately $800 million. The golf instruction segment is very fragmented, with approximately 25,000 PGA professionals and over 335 golf schools in the United States.

Product Technology Changes. In recent years, the golf equipment industry has made major changes in product design and technology. We believe this rapid rate of change appears to be accelerating the rate at which golfers are willing to purchase new or additional equipment. While these changes do not appear to have improved overall scores, we believe they reflect the responsiveness of golfers to innovations that they believe will improve their game.

Demographics. The number of rounds played, is expected to grow at nearly twice the rate of participation. These changing demographic trends support the growth prospects for the game of golf. A significant portion of the population is now entering their 50’s and 60’s, and are expected to live longer and healthier lives, giving them more time to pursue their leisure. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as the golfer ages. Golfers in their 50’s generally play approximately twice as much as golfers in their 30’s. Golfers age 65 and older play approximately three times as many rounds annually as golfers in their 30’s. Currently, approximately 75% of all golfers are less than 50 years old and nearly 45% of all golfers are between the ages of 30 and 49. As more of the population reaches their prime golfing age, they are expected to account for a 12% increase in the total size of the industry, effectively 65 million rounds over the next 12 years. Additionally, due to the emergence of the “echo boom” generation (those born between 1977 and 1995) we anticipate an increase participation in and spending on golf, as they enter their 20s, the age at which most golfers begin to play the sport.

Electronic Commerce. The Internet is an increasingly significant medium for communication, information exchange and commerce. We believe that growth in Internet usage is being fueled primarily by easier and cheaper access to the Internet and improvements in network security, infrastructure and bandwidth. We believe that these trends are also helping to fuel the growth and consumer acceptance of online commerce.

Business Strategy

Golfers are an appealing demographic group, in terms of income and purchasing power, to target as a business opportunity. To date, our business has only availed itself of a small portion of the golf industry (i.e., revenue derived primarily from Internet-related activities and one small brick and mortar location). Because the worldwide golf market is large and highly fragmented, we believe that we have a considerable opportunity to tap into additional sources of revenue such as: (a) commissions generated from selling greens fees; (b) retail distribution through additional physical locations; (c) golf-related travel; (d) golf instruction; (e) business-to-business solutions and (f) catalog sales. To succeed, we need to provide extensive product selection, multiple distribution options, detailed product information and other value-added services while aggregating all aspects of the golf experience in a single easy to access location. In addition to meeting the growing demand for golf-related products and services, as well as golf-related information, we have developed extensive relationships with golf suppliers and the Professional Golf Association. We also rely on technology to deliver both merchandise and information to consumers and businesses online.

Our five-part strategy includes expanding and developing our online community, industry relationships, our traditional distribution channels, selectively expanding our business beyond the golf industry and strategic relationships. Our website is now a fully functional business-to-consumer golf retail portal. By continuing to build our online presence, and at the same time seeking opportunities to expand our operations in the traditional market, we believe that we can become recognized as a single source for the sale of golf-related merchandise, services and information to consumers, and businesses worldwide. The principal elements of our business strategy are:

Expanding our online community and sales. Although we endeavor to further expand our brick and mortar operations with additional retail stores, e-commerce is a considerable part of our operations and source of revenue. We have built one of the leading online golf communities and golf e-tailing sites on the Internet. Our website, www.liquidgolf.com, currently offers a wide variety of golf products and services. We have successfully built an online community of over 80,000 registered members and continue to expand this base by providing those members with additional opportunities to participate in the world of golf. Our online capabilities enable us to provide management and ordering services to our business-to-business clients. We consistently strive to improve and update our website and expand the products, services and information sources to our members. Additionally, our “Virtual Pro Shop” provides the pro shop functionality for golf-related websites which includes product display, product pricing, shopping cart, inventory and order fulfillment. This application can be either a LiquidGolf virtual pro shop or a private label where LiquidGolf is masked as the provider.

Expanding and developing strategic industry relationships. Our management team and employees have a noteworthy history and period of experience in the world of golf. Our current Chief Executive Officer was a professional golfer and has over 15 years of experience in the golf retail industry. In addition, several of our employees currently have numerous years of experience in the golf retail industry. We believe that this history and experience in the industry has helped our management team and employees to develop a unique relationship with manufacturers, suppliers, distributors, golf professionals, the media and others active in the golf industry. We believe that these relationships give us a distinct advantage over our competitors, credibility in the market place, and access to golf industry markets, manufacturers and media.

Expanding our traditional distribution channels. If cost effective, we intend to expand and open additional brick and mortar retail stores in targeted cities. We intend to selectively expand our brick and mortar store base in new markets where we can capture market share from weaker competitors. By further expanding our distribution channels, we believe that we will obtain a strategic advantage over our competitors because: (a) we will have enhanced buying power and leverage with key manufacturers and suppliers; (b) our existing distribution capabilities are more cost effective and allow us to distribute products more effectively at lower cost; (c) our experienced management team has a successful track record in golf retail; and (d) we will provide customers with more convenient access to customer support services such as returns, repairs, testing and trial, or exchanges either online or through our physical locations.

Selectively Expanding our Business Beyond Golf. We plan to explore other business opportunities outside the golf industry to increase our revenue base, sustain existing operations and enhance our ability to implement our growth plans. We believe that attractive diversification opportunities are currently available. Our acquisition of LeatherCraft, Inc. (“LeatherCraft”) represents our first effort to increase revenues through such diversification. Specifically, we will initially offer leather bound notebooks and organizers to corporate clients who either resell them or consume them internally. We believe the margins on the sale of leather goods will enable us to generate a positive cash return at achievable revenue levels.

Strategic Relationships. We have engaged several key strategic relationships to increase our access to all golfers, build brand recognition, develop our Virtual Pro Shop, operate an efficient business system, and provide highly desirable golf products and services. Our principal strategic alliance and relationship is with The Golf Channel. Chaired by Arnold Palmer, The Golf Channel is available throughout the United States, Canada and Japan through cable, satellite and wireless providers. The programming schedule includes live golf coverage of major golf tournaments, original programming, a nightly golf news show, a live call-in talk show, a live weekly call-in show featuring viewers’ feedback on current golf events; Leaderboard Report, a statistical weekly recap of tournament play; and The Golf Channel Academy, a series of half-hour instructional programs. We have purchased advertising time at a discount, and believe that we can increase our exposure to the world of golfers, improve our brand name recognition and tap into additional sources of revenue through The Golf Channel’s global marketing channels.

Products and Services

Consumer Retail. We offer over 10,000 products, which we believe is a wider selection of products than is offered by most golf retailers. We offer a majority of the well-known brands in the golf industry such as Callaway, Taylor Made, Adams and Titleist. We also offer shoes, accessories, and a variety of other products. We obtain most of our inventory directly from manufacturers and an extensive network of suppliers, which offers us favorable selection, pricing, quality and quantity terms. We carry only name brand merchandise, which we believe is integral to maintaining strong relationships with major manufacturers. We currently derive nearly 100% of our revenue from the sale of golf equipment, merchandise and accessories.

While we only have one brick and mortar retail store at the current time, we intend to open or acquire a limited number of traditional retail stores that will offer the same products and assist us in offering our customers superior customer service options. We have recently begun direct shipping from our suppliers for perishable items (cigars) and those with many stock-keeping units. We believe that this will provide us with a significant cost advantage in the future, as we will be able to sell many products without making an associated capital investment in inventory and warehousing. We are committed to shipping a high volume of accurate orders, efficiently and effectively.

Business to Business Solutions. Our Virtual Pro Shop gives other golf businesses the ability to offer a wider variety of products and services to their customers or members through their website. We provide these businesses the opportunity to increase their sales and other competitively priced products and services. We tailor our offerings to include only those products that the business customer chooses to offer which allows them to focus on those products with the highest return.

Leather Goods and Products. In the event we are successful in assuming the operations of LeatherCraft, we will have the ability to offer a new product line of leather bound notebooks and organizers to corporate customers who either remarket the products or use the products internally. We are currently evaluating the possibility of expanding this product line and marketing to potential customers through a dedicated web site with links on other web sites we manage.

Customer Service

Customer service and satisfaction are important facets to our success and business strategy. Since approximately 35% of our business is from repeat customers, we believe that it is important for us to focus on customer service. We have employees that are members of the Professional Golf Association who comprise our customer service team and assist our customers with such matters as product selection and instruction. We monitor all online orders from the time they are placed through delivery by providing numerous points of electronic, telephone and personal communication to customers. We confirm all online orders and shipments by e-mail within the hour. All non-custom products are shipped within one day of being ordered. We generally do not charge for shipping and handling. Custom fit club orders are generally filled within 10 to 14 days. We provide our customers with an informed source of expertise (over our toll free customer service telephone line) to assist them in selecting golf clubs and products. Further, we offer industry leading customer satisfaction programs, such as the opportunity to play with golf clubs for seven days before making a purchase.

Marketing

Our marketing strategy is designed to attract individual and business customers to shop online, purchase business services, convert browsers to buyers, meet or exceed customer expectations, drive loyalty and repeat purchases while building enduring brand equity. We pride ourselves on our customer service and regularly follow up with our customers to ask them how they enjoyed shopping at our website. We intend to further develop our brand and enhance our name recognition with the execution of an integrated marketing campaign that includes the following:

•	Advertising. Our advertising is designed to build brand equity, create awareness, and generate initial purchases of our services or merchandise. We use a mix of broadcast media including television, newspaper and magazines, text links and e-mail newsletters.

•	Strategic Online Marketing Relationships. We have identified a select group of e-commerce companies, and have developed relationships with companies who we believe attract buyers more likely to shop for golf products online (e.g. Book Four Golf).

•	Promotions. We selectively use promotional offers to further our brand building efforts. This includes promotions such as on-site merchandising of products we have purchased in bulk from vendors at reduced prices that we can sell to our customers at discounted prices.

•	Affiliate Marketing. Our affiliate marketing effort is designed to deepen our relationship with golf customers and expand our customer base. We plan on partnering with some of the leading Internet portals and companies to drive traffic to our site. In addition, we are seeking to partner with non-traditional affiliates on the Internet such as various charities and organizations such as alumni organizations about serving as the golf pro-shop on their sites. In turn these charitable and not-for-profit organizations obtain an inexpensive way to create brand identity and will be able to earn an affiliate fee that can be used to fund these organizations.

•	Direct Marketing. We are exploring non-traditional Internet methods of advertising such as direct marketing through mailing lists. We plan on using mailing lists and other methods to reach out to consumers who are hesitant to buy over the Internet but would feel comfortable calling a toll free number.

International Markets. We are currently exploring opportunities to expand our business into the international markets, particularly in China. Our strategy to penetrate such markets is highly dependent on the particular market; however, we expect to form joint ventures with companies with a significant presence in the targeted area.

Competition

We are subject to extensive competition from numerous competitors. Many of our competitors have substantially greater financial, distribution and marketing resources. In addition, many of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability.

We believe golfers make their purchase decisions based on price, the feel of equipment, word-of-mouth and magazines or other advertisements. We believe that our ability to compete depends upon many factors, including:

•	the market acceptance of our online store and services;

•	the success of out sales and marketing efforts;

•	the performance and reliability of our services;

•	the price of our products;

•	the effectiveness of our customer service and support efforts; and

•	our effectiveness in implementing our “total golf solution” concept.

Our main competitors for the sale of golf equipment and related merchandise are:

Golf Pro Shops. Traditionally golf pro shops lose money on a yearly basis due to the fact that they cannot offer the price, selection or availability of merchandise we can offer. Many PGA professionals that own and staff the pro shops do not have the merchandising experience to manage inventory in a manner that will always provide consumers with a wide variety of the latest in golf equipment, apparel and services. Our ability to offer traditional “touch and feel” service through our brick and mortar retail store combined with our online services distinguishes us from our competitors in the sector of the retail market.

Sporting Goods Retailers. We compete with large sporting goods retailers such as The Sports Authority, Dick’s Sporting Goods and the Sports Chalet. Although some of these companies have websites, their online product offering mirrors the limited selection of their retail stores.

Discount Golf Shops. We compete directly with discount golf retailers such as Nevada Bobs and Edwin Watts. We believe that the discount golf sector accounts for a majority of yearly golf equipment sales. In addition, our online prices are generally cheaper than those offered at these discount stores which does not include the significant potential savings which non-Florida based customers experience since there presently is no sales tax on the sale of goods over the Internet. As a result, such savings can be as high as an additional 8.5% in some states. In addition, we generally do not charge customers for shipping and handling.

Online Golf Retailers. Internet retailers can be classified into two categories. The first includes pure Internet golf e-tailers. The majority of these golf e-tailers are only focused on the consumer market. In addition, many of these e-tailers do not have direct supply relationships with the manufacturers and are forced to source goods from other retailers and pro-shops, which has reduced their margins and forced many of our competitors to either sell or close down their e-commerce operations. The second group of Internet e-tailers includes the multi sport e-tailers. Similar to brick and mortar sporting goods retailers, these companies do not offer the selection of merchandise since they have to cater to the interests of other sports enthusiasts that visit their site. We are able to offer superior customer service as our customer service center is staffed with PGA professionals who can assist customers making buying decisions as well as offer our customers custom clubs.

Employees

We have assembled a management team led by our President, CEO, and our Chairman, Dwain Brannon. We had 6 full time employees as of January 1, 2004. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes vacations, medical coverage, and restricted stock grants.

Intellectual Property

We regard our intellectual property rights as critical to our success. Further, we rely on copyright law, trade secret protection, confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. Currently, we hold a perpetual, royalty free, exclusive license to use the term liquidgolf.com in connection with on-line and traditional retail store services featuring sporting goods and sporting equipment. Among other things, maintenance of our license requires us to achieve annual gross sales of $3,000,000 of sporting goods and equipment under the term liquidgolf.com. If we are unable to perform all of the conditions required to maintain our license, including the achievement of the specified level of gross sales, our license to use the term liquidgolf.com may be terminated, which would likely cause some harm to our business prospects and operating results, the magnitude of which would depend on many factors such as our ability to redirect on-line traffic to a different Internet website, and our ability to carryover our brand identity, name awareness and goodwill to a new name. Additionally, we may also incur substantial costs in asserting our intellectual property or proprietary rights against others, including our license to use the term liquidgolf.com, and/or defending any infringement suits brought against us, and there can be no assurance that we would be successful in asserting or defending our intellectual property rights.

Governmental Regulation

Currently, a small, but growing, body of laws and regulations directly affect the Internet. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign governments with respect to such issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our services or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a significant adverse effect on us or our customers, which, in turn, could have a significant adverse effect on our business and operating results. The taxation of Internet use or electronic commerce transactions may be imposed. In addition, applying existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy to the Internet is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a significant adverse effect on our business and operating results. As our services are available over the Internet in multiple states and foreign countries, and as we facilitate sales by our customers to end users located in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to our business, could have a significant adverse effect on our business and operating results.

Risk Factors

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED OPERATING FUNDS, AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL TO OPERATE THE BUSINESS.

We have incurred net losses and negative cash flows from operations in all of the quarters since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants have issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2003 and 2002. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance additional capital will be available on acceptable terms, if at all.

WE WILL NEED ADDITIONAL FINANCING, THE AVAILABILITY OF WHICH IS UNCERTAIN, TO FUND OUR BUSINESS AND TO IMPLEMENT OUR BUSINESS PLAN.

We will require additional financing in order to carry out our business plan. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. There can be no assurance that we will obtain such additional capital on a timely basis, on favorable terms, or at all. If we are unable to generate the required amount of additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely effected.

SINCE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We launched our website and began selling products through our online store in June 1999. We opened our single brick and mortar retail store in July 2002. As a consequence, we have a limited operating history available to evaluate our business and prospects. You should consider our prospects in light of the following risks, expenses and uncertainties, particularly those that rely, in part, on the e-commerce market:

•	management of an expanding business in a rapidly changing market;

•	attracting new customers and maintaining customer satisfaction;

•	introducing new and enhanced websites, services, products and alliances;

•	maintaining profit margins, notwithstanding price competition or rising wholesale prices; and

•	minimizing technical difficulties, system downtime and the effect of Internet brownouts.

To address these risks we must successfully:

•	develop and extend relationships with manufacturers for merchandise;

•	implement an evolving and unproven business model;

•	establish internal accounting systems and controls;

•	manage growth, if any;

•	develop and manage an efficient distribution system;

•	develop and implement an efficient transaction processing system; and

•	successfully develop and market our website.

We do not have sufficient funds to follow through on these initiatives and may find that these initiatives are more expensive than anticipated. Increases in expenses would further increase our operating losses. Moreover, the timing of such expenses can contribute to fluctuations in our quarterly operating results. If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of our president and Chief Executive Officer, Dwain Brannon. While we have an employment agreement in place with Mr. Brannon until December 31, 2005, we have not obtained any “key man” or other insurance in connection with the life or employment of Mr. Brannon. The loss of Mr. Brannon’s services could have a material adverse affect on our business, operational results and financial condition.

WE DEPEND ON THIRD PARTY SHIPPERS AND COMMUNICATIONS PROVIDERS TO OPERATE OUR BUSINESS.

We depend on a number of third parties to deliver goods and services to the Company and to our customers. For example, we rely on the United States Postal Service, United Parcel Service, Federal Express and other carriers to ship merchandise to customers. Strikes or other service interruptions affecting one or more of such shippers could impair our ability to deliver merchandise on a timely basis, which may have an adverse effect on customer satisfaction and retention. We also depend on communications providers to provide our Internet users with access to our online store. Our online store could experience disruptions or interruptions in service due to failures by these providers. In addition, our users depend on Internet service providers and website operators for access to our online store. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of occurrences could cause users to perceive our online store as not functioning properly and therefore cause them to stop using our services. These factors may have an adverse effect on customer satisfaction and retention.

THERE CAN BE NO ASSURANCE THAT OUR WEBSITE CAN HANDLE INCREASED TRAFFIC OR THAT WE CAN PREVENT UNAUTHORIZED SECURITY BREACHES.

The key element of our strategy is to generate a high volume of traffic on, and use of, our website. Accordingly, the satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our Internet revenues will depend on the number of visitors who shop on our website and the volume of orders we can fill on a timely basis. Problems with our website or order fulfillment performances would reduce the volume of goods sold and the attractiveness of our merchandise and could also adversely affect consumer perception of our brand name. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we may be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or that we will be able to expand an upgrade our systems and infrastructure to accommodate such increases on a timely basis.

The success of our website depends on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse affect on our reputation, business, operating results and financial condition. The party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

THE COMPANY MAY BE SUBJECT TO SALES AND OTHER TAXES.

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Florida. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on our business. In addition, any new operation in states outside Florida could subject our shipments in such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products the resulting tax liability could impair our business. Any such liability could also include liability for back taxes and penalties, which could cause significant harm to our financial condition and may require us to restate earnings for prior periods.

OUR BRAND MAY NOT ATTAIN SUFFICIENT RECOGNITION.

We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to develop and expand our operations. The number of Internet sites and retail stores that offer competing services, many of which already have well-established brands in online services or the retail golf equipment industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of our website and development of our brick and mortar operations will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. To attract and retain online users, and to promote and maintain our operations in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining a strong brand loyalty among customers. This will require significant expenditures on advertising and marketing. If we are unable to provide high-quality online services or customer support, or otherwise fails to promote and maintain our website, or if we incur excessive expenses in an attempt to promote and maintain our website, our business prospects, operating results and financial condition would be materially and adversely affected.

A SIGNIFICANT PART OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF ELECTRONIC COMMERCE.

For the foreseeable future, a significant part of our future revenues and profits, if any, will depend substantially upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target customers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Acceptance and use of the Internet and other online services may not continue to develop at historical rates and a sufficiently broad base of consumers may not continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Our target customer has historically used traditional means of commerce to purchase golf equipment and apparel. For us to be successful, these customers must accept and use our online pro shop to satisfy their golf equipment and apparel needs. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of other reasons beyond our control, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users and bandwidth growth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and our online store in particular.

WE HAVE LIMITED INTELLECTUAL PROPERTY RIGHTS, AND MAINTENANCE OF SUCH RIGHTS IS UNCERTAIN.

We regard our intellectual property rights as critical to our success. Further, we rely on copyright law, trade secret protection, confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. Currently, we hold a perpetual, royalty free, exclusive license to use the term liquidgolf.com in connection with on-line and traditional retail store services featuring sporting goods and sporting equipment. Among other things, maintenance of our license requires us to achieve annual gross sales of $3,000,000 of sporting goods and equipment under the term liquidgolf.com. If we are unable to perform all of the conditions required to maintain our license, including the achievement of the specified level of gross sales, our license to use the term liquidgolf.com may be terminated, which would likely cause some harm to our business prospects and operating results, the magnitude of which would depend on many factors such as our ability to redirect on-line traffic to a different Internet website, and our ability to carryover our brand identity, name awareness and goodwill to a new name. Additionally, we may also incur substantial costs in asserting our intellectual property or proprietary rights against others, including our license to use the term liquidgolf.com, and/or defending any infringement suits brought against us, and there can be no assurance that we would be successful in asserting or defending our intellectual property rights.

WE MAY HAVE DIFFICULTY OBTAINING MERCHANDISE.

We want to offer a competitive source of golf apparel and merchandise. There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. We have no long-term contracts or arrangements with any of our suppliers that guarantee the availability of merchandise or the continuation of particular pricing practices. Our contracts with our suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions of product in a timely and efficient manner and on acceptable commercial terms. Our ability to obtain favorable contracts with reputable suppliers, obtain high quality merchandise from those suppliers and the ability of the suppliers to produce, stock and deliver high quality products to our customers is critical to our success. If we are unable to satisfy any of these elements or we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient variety and quantity of quality merchandise on acceptable commercial terms, our business, operating results and financial condition would be materially and adversely affected.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of retail stores and websites with complementary or desirable new product lines, strategic locations and attractive customer bases and supplier relationships. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with any acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INDUSTRY

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND COMPETE WITH COMPANIES THAT HAVE SIGNIFICANTLY LARGER OPERATIONS AND GREATER FINANCIAL RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST SUCH COMPANIES, WHICH COULD RESULT IN ADDITIONAL LOSSES.

We are subject to extensive competition from numerous competitors. We cannot assure you that the Company will be able to compete successfully or that competitive pressures will not damage our business.

LiquidGolf’s competition includes:

•	websites maintained by other online retailers of golf products, including, but not limited to, sporting goods retailers, discount retailers and golf shops;

•	traditional department stores and stand-alone golf retailers;

•	nationally known discount golf retailers;

•	other retailers of golf products who seek to purchase high demand or limited supply products;

•	catalog retailers of golf equipment, apparel and other golf-related merchandise; and

•	Internet portals and on-line service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos.

Many of our competitors are larger and have substantially greater financial, distribution and marketing resources. In addition, many of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see, feel and test products in a manner that is not possible over the Internet. Some online competitors may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively than we can. If we cannot compete successfully against such competitors, it will impair our ability to maintain our market position.

THE MARKET IN WHICH OUR E-COMMERCE OPERATION COMPETES IS HIGHLY COMPETITIVE WITH LOW BARRIERS TO ENTRY.

The Internet marketplace is intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to increase because there are relatively low barriers to entry into this market and because companies can launch a new website at a relatively low cost. Many of our current and potential competitors have longer operating histories, more established reputations, and potential partner relationships and greater financial, technical, industry and marketing resources than we do. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. Any of these factors could adversely impact our net sales and operation results. This may place us at a disadvantage to our competitors.

OUR SUCCESS DEPENDS ON THE CONTINUED POPULARITY OF GOLF AND THE GROWTH OF THE MARKET FOR GOLF-RELATED PRODUCTS.

We generate substantially all of our net revenues from the sale of golf-related equipment and accessories. The demand for our golf products is directly related to the popularity of golf. The number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the PGA, also effects the sales of our golf equipment and golf-related apparel. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline in the future.

A REDUCTION IN DISCRETIONARY CONSUMER SPENDING COULD REDUCE SALES OF OUR PRODUCTS.

Our products are recreational in nature and, therefore, discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers purchases of discretionary items, including golf products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely effect discretionary consumer spending could lead to reduced sales of our products. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits, which had adversely affected our net revenues. The prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

The adoption or modification of laws or regulations applicable to the Internet could harm our business. The United States Congress passed laws regarding children’s online privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. Although our online transmissions generally originate in Orlando, Florida, the governmental agencies of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, in both the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

New laws and regulations and interpretations of existing laws and regulations could subject us and/or our customers to potential liability, which could have an adverse effect on our business, operating results and financial condition. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our products and services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a significant adverse effect on us or our customers, which, in turn, could have a significant adverse effect on our business and operating results. In addition, applying existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy to the Internet is uncertain. The vast majorities of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a significant adverse effect on our business and operating results. As our services are available over the Internet in multiple states and foreign countries, and as we facilitate sales by our customers to end users located in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to our business, could have a significant adverse effect on our business and operating results.

SEASONAL FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS AND SERVICES MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

Seasonal fluctuation in the sale of golf related products could cause significant fluctuations in our quarterly results. We have experienced, and we expect to continue to experience, seasonal fluctuations in our revenues. These seasonal patterns generally cause fluctuations in our quarterly operating results. In particular, we expect that the fourth calendar-quarter will account for a significant percentage of our total annual sales. Consequently, in anticipation of such increased sales activity, we may find it necessary to hire several temporary employees to bolster our current permanent staff and/or significantly increase our inventory levels to meet the anticipated demands. If, however, our revenues do not meet seasonal expectations during the fourth quarter, our annual operating results may not meet the expectations of securities analysts and stockholders which could have an adverse impact on our stock price and valuation. In addition, it is possible that our seasonal sales patterns will become more pronounced, strain our permanent work force, adversely affect our distribution and shipment activity, and may cause a shortfall in revenues as compared to expenses in a given period.

RISKS RELATED TO OUR SECURITIES

OUR STOCK IS DEEMED “PENNY STOCK” WHICH MAY REDUCE TRADING ACTIVITY IN THE SECONDARY MARKETS

The Securities and Exchange Commission has rules that regulate broker-dealers practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require broker-dealers, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

All of our operations, including our retail sales, are based in our 4,000 square foot facility located at 1017 West Orange Blossom Trail, in Apopka, Florida. We currently lease our facility from Victoria Plaza, Inc. The lease expires on July 31, 2007. Pursuant to the terms of the lease, however, we have the ability to terminate the lease at anytime upon 30 days’ notice. We believe that this facility is sufficient for our current needs to house our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion that the eventual resolution of such proceedings, individually or in the aggregate, will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “LQDG.OB.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the past two years. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. We have a total of 530 stockholders of record as of March 1, 2004.

	High[1]	Low[1]
Fiscal 2003
First Quarter	$3.24	$2.75
Second Quarter	$3.10	$0.15
Third Quarter	$3.50	$2.75
Fourth Quarter	$3.25	$2.00
Fiscal 2002
First Quarter	$87.00	$57.00
Second Quarter	$150.00	$16.50
Third Quarter	$30.00	$6.00
Fourth Quarter	$7.50	$1.50

[1]	Prices are adjusted to reflect reverse stock splits

Dividends and Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business and for general corporate purposes. We cannot assure you that we will pay dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

Commencing on or about February 24, 2003 and closing on or about October 1, 2003, the company offered and sold $732,500 in 8% convertible promissory notes to 22 accredited investors. The convertible promissory notes were convertible, at the option of the Company, into units. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at a purchase price of $2.00 per share. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The company converted all of these notes on July 23, 2003.

On September 4, 2003, the Company issued 1,800,000 shares of common stock to PanAmerica Capital Group, Inc. as compensation under an investment banking agreement. Pursuant to the investment banking agreement, PanAmerica is obligated to provide general business advice and assistance with financing activities for a period of two years commencing at or prior to the Company’s merger with Nomadic Collaboration International, Inc. In accordance with PanAmerica’s obligations under the investment banking agreement, PanAmerica advanced substantial funds to the Company prior to the Company’s merger with Nomadic. The issuance of the shares was delayed until the Company had a sufficient number of disinterested directors so that the Company’s Board of Directors could approve the investment banking agreement. We deemed the securities issued to PanAmerica in connection with the investment banking agreement exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with the issuance, PanAmerica represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were fixed to the share certificates issued to PanAmerica.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2003. The underlying compensation plan has been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,500,000	$1.00	330,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total:	1,500,000	$1.00	330,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, appearing elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed in the forward-looking statements as a result of the various factors set forth under “Risk Factors” and elsewhere in this Annual Report.

General Discussion

We market and sell golf equipment, accessories and apparel to golfing consumers and golf industry businesses. We operate from a brick and mortar retail store located in Apopka, Florida, and via the Internet through an online golf community website www.liquidgolf.com. In addition to traditional retailing, we seek to build a business providing technology and fulfillment operations to golf retailers selling through the Internet. Revenue from our retail store and website currently account for nearly 100% of our total revenues. Specifically, we currently derive approximately 76% of our revenue from the sale of golf equipment, merchandise, and accessories via our website, approximately 24% of our sales from the single retail store located in Apopka, Florida.

Our website business grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. We believe that, when properly capitalized and managed, we can successfully grow the business.

We expect to add to our revenue base through acquisitions. It is our belief that the consumer golf industry is very fragmented with no single online or brick and mortar retailer accounting for even 5% of industry sales. Our growth strategy includes the expansion, through both organic growth and acquisitions of retail locations and other golf e-tailers’ websites. We believe that there are acquisition opportunities available at favorable valuations. There can be no assurance that we will be able to successfully complete any acquisition. Additionally, our Board of Directors has determined that pursuing selective opportunities to diversify our business into other industries will enhance our ability to implement our business plan to expand our golf related operations and allow us to reach profitability faster.

Plan of Operation

Over the next twelve calendar months, we anticipate that the company will engage primarily in the business of marketing and selling golf equipment, accessories and apparel to golfing consumers from our brick and mortar retail store and Internet website. Through our relationship with various third party suppliers, we will continue to carry name brand merchandise such as Callaway, Taylor Made, Adams and Titleist, which management believes is key to maintaining the strong relationships we have with our customers. Additionally, we will continue seeking to build our service operation of providing technology and fulfillment operations to golf retailers selling via the Internet.

We plan to grow our business through the acquisition of one or more companies engaged in similar businesses, including, in particular, retail and online operations focused on golf and golf related products. We have sought to acquire such golf related companies to maximize the potential operating synergies and economies of scale that may result from such acquisitions (including, but not limited to, price discounts and payment terms). However, we have been unable to complete an acquisition as a result of unfavorable transaction terms and lack of adequate financial resources. There can be no assurance that we will be able to successfully complete any acquisitions.

We have not generated sufficient operating revenue or had access to sufficient capital to implement our business plan to grow and expand our website and brick and mortar operations. Since our revenues from operations alone are not likely to provide sufficient capital to allow us to implement our acquisition and growth plans, we must secure a source of new capital. In the absence of more traditional sources of capital, we have begun to look at non-golf businesses that may produce significant revenue that we can redeploy to implement our growth plans.

Acquisition of Leather Craft Technology

In addition to our inability to secure sufficient capital for growth, we have been unable to complete a suitable acquisition of another golf related company. This has led us to begin investigating a broader array of business opportunities. Specifically, we believe that selectively diversifying into non-golf related industries may enable us to generate sufficient cash flow and revenues for use in the financing of our business plan and expansion of our core competency, the retail sale of golf related products and services. On December 22, 2003, we acquired certain assets from Leather Craft Technology, Inc., including the name, for a single cash payment of $45,000 and a $22,500 finders fee. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. We believe the acquisition of assets from Leather Craft will provide us with a potential opportunity to quickly enhance our revenues through the sale of leather bound notebooks and related products while raising cash to enhance our ability to implement our business plan, the primary factor in pursuing this acquisition. We will continually evaluate the effectiveness of this method of raising revenue. Because we have only been operating the business of Leather Craft Technology for approximately three months, we have yet to discover any material trends or uncertainties with respect to its operations.

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond October of 2004. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

Results of Operations

We are in the early stages of operations as a public company with online and brick and mortar operations. As a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this Annual Report do not represent future expected financial relationships. We expect that expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

Comparison of fiscal year ended December 31, 2003 to fiscal year ended December 31, 2002

Consolidated Financial Information

	2003 Amount	2002 Amount
Net sales	$781,339	$639,364
Cost of sales	668,903	554,013
Gross profit	112,436	85,351
General and administrative expenses	1,494,341	957,813
Interest expense, net	12,377	103,675
Loss on disposal of property and equipment	—	337,454
Gain on extinguishment of debt	—	2,722,544

Net Sales. Net sales were $781,339 in 2003, an increase of approximately 22% from $639,364 in 2002. This increase was the result of having adequate financing that allowed us to make inventory purchases in a timely manner.

Cost of Sales. Cost of sales was $668,903 in 2003, an increase of approximately 21% from $554,013 in 2002. This increase was the result of a 22% increase in net sales. Although cost of sales increased during 2003, its percentage to net sales has decreased from 87% in 2002 to 86% in 2003.

Gross Profit. Gross profit was $112,436 in 2003, an increase of approximately 32% from gross profit of $85,351 in 2002. This increase is consistent with our 22% increase in net sales.

General and Administrative. General and Administrative expenses were $1,494,341 in 2003, an increase of 56% from $957,813 in 2002. In 2003, a $572,000 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is seventeen months. In 2003, we received a one-time reduction in professional fees that reduced expenses by approximately $157,000. In 2002 these expenses included approximately $465,000 in settlement costs, and fees to settle two lawsuits. The additional increase in 2003 is due to a $317,083 non-cash expense for the amortization of deferred restricted stock compensation.

Interest Expense, Net. Net interest expense was $12,377 in 2003, a net decrease of 88% from $103,675 in 2002. This decrease reflected the conversion of certain notes payable to common stock during 2002.

Loss on Disposal of Property and Equipment. Loss on disposal of property and equipment decreased $337,454 or 100% in 2003. This decrease was due to the sale of certain property and equipment that was sold or abandoned when we suspended our operations and closed our facility in 2002.

Liquidity and Capital Resources

We had cash balances totaling approximately $428,000 as of December 31, 2003. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

We believe that we will require an additional $250,000 to fund our currently anticipated requirements for ongoing operations and budgeted capital expenditures for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations. However, our long-term liquidity requirements will depend on many factors, including but not limited to various risks associated with our business that affect our sales levels and pricing, our ability to recover all of our up-front costs related to future acquisitions, capital expenditures and operating expense requirements, and there can be no assurance that we will not need to raise additional funds to satisfy them.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period. We believe, however, that the acquisition of Leather Craft Technology will generate additional cash flows from operations.

Cash flows from financing activities. Net cash provided by financing activities was generated from the exercising of warrants to purchase our common stock. The Company issued 665,500 shares of common stock resulting from the exercise of warrants for a net amount received of $746,800. Proceeds from these sales were primarily used as working capital for ongoing operations.

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

Although we have a limited operating history in connection with the operation of our web sites and single store, we have no operating history with respect to our plans for the expansion of our business to multiple locations. To date, we have been unsuccessful in our efforts to obtain sufficient financing to implement our business plan; however, in the event we are able to move forward with our plans for growth, we expect our expenses to increase significantly as we grow our business and enter into new markets through the opening of new locations or through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

Critical Accounting Policies

We make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories and goodwill. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. Revenue is earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. The Company provides for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2003 and 2002, no allowance for returns was recorded because the estimated amounts were immaterial.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost being determined using the average cost method, which closely approximates the first-in, first-out (FIFO) method. At each balance sheet date, we evaluate our ending inventory for excess quantities and obsolescence. We provide reserves for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value. We fully reserve for inventories deemed obsolete. If future demand or market conditions are less favorable than our projections, additional inventory write-downs may be required.

Stock-Based Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”—an Interpretation of APB Opinion No. 25.

Accordingly, no compensation cost is recognized for our restricted stock granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 are effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. LiquidGolf has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)	A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)	However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)	A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on LiquidGolf’s financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard a material impact on the Company’s financial position or results of operations.

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. LiquidGolf evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment’s financial position, including its appraisal and net asset value; market prices; LiquidGolf’s business plan and investment strategy; and LiquidGolf’s intent and ability to hold the investment. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003, 132R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. LiquidGolf currently does not have any pension or other postretirement benefit plans. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages F-1 through F-21 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names of our executive officers and directors, their ages as of March 1, 2004, and the positions currently held by each are as follows:

Name	Age	Position

Dwain Brannon	42	President, Chief Executive Officer, Secretary and Director

Dwight Day	40	Director

Skip McElvery	57	Director

Allan Woodlief	46	Chief Financial Officer

Dwain Brannon — Mr. Brannon has served as our President and Chief Executive Officer since the Board of Directors appointed him to such offices following the close of the merger with Nomadic Collaboration on May 30, 2003. Mr. Brannon has been a Director since August 13, 2003. Subsequently, on October 27, 2003, Mr. Brannon was appointed by the Board of Directors to serve as Secretary. From 1998 to the present, Mr. Brannon has been the president and owner of Brannon Capital, a consulting firm. From 2000 to the present Mr. Brannon has been president of LiquidGolf Corporation, our wholly owned subsidiary. From 1996 to 1998 Mr. Brannon was a salesman for MarketShare, Inc., an advertising company. Mr. Brannon earned an A.A. degree in Marketing and Merchandising from Spartanburg Methodist College in 1981.

Dwight Day — Mr. Day has served as a Director of the Company since August 13, 2003. Mr. Day has served as a Director of BAC International since 2002. Mr. Day has served as Vice President of Mechanical Associates, Inc. from 2001 to 2004 and HVAC Contractors Supply since 1994. Additionally, Mr. Day has been President of KMA Mechanical from 1991 to the present.

Skip McElvery — Mr. McElvery has served as a Director of the Company since August 13, 2003. Mr. McElvery has been President of Tower Parking Systems since its inception in April 2003. Since January 2002, Mr. McElvery has served as Vice President for Synergy Structure Systems. From January 1998 to December 2002, Mr. McElvery was the National Installation Director for Commercial Cabling Contractors, Inc. Mr. McElvery attended Pace College in Pleasantville New York.

Allan Woodlief — Mr. Woodlief has served as our Chief Financial Officer since January 2004. Mr. Woodlief has served as Vice President and Chief Financial Officer of LiquidGolf Corporation, our wholly owned subsidiary, since July 1999. Prior to joining LiquidGolf Corporation, Mr. Woodlief served for 14 years with IKON Office Solutions and recently served as Chief Financial Officer of the Florida division of IKON Office Solutions.

Board of Directors and Committees

The directors are elected to one-year terms. Each director holds office until the expiration of the director’s term, until the director’s successor has been duly elected and qualified or until the earlier of such director’s resignation, removal or death.

We have established an Audit Committee, Executive Compensation Committee and a Restricted Stock Plan Distribution Committee.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Messrs. Day, McElvery, both of whom are non-employee directors, and Woodlief. The Board of Directors has not adopted a written charter of the Audit Committee. As CFO, Mr. Woodlief is not considered “independent” as that term is defined by Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee met 2 times in 2003. The Board of Directors has determined that it does not have a “financial expert,” as defined in Item 401 of Regulation S-B. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because we cannot afford director and officer liability insurance, it is difficult to attract qualified candidates to serve on the Board of Directors.

The Executive Compensation Committee reviews and recommends to the Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us. The Executive Compensation Committee currently consists of Messrs. Day and McElvery, both of whom are non-employee directors. None of our executive officers or directors presently serves, or has served, on the Executive Compensation Committee of another company whose executive officers or directors served on our Board of Directors. The Executive Compensation Committee met 1 time in 2003.

The Restricted Stock Plan Distribution Committee selects eligible persons to receive restricted stock awards under the Company’s 2003 Restricted Stock Plan, determines the number of restricted stock awards to be granted – the number of shares of common stock to which such restricted stock awards will relate, specifies times at which restricted stock awards will be vested, sets other terms and conditions of restricted stock awards, prescribes forms of restricted stock award agreements, interprets and specifies rules and regulations relating to the 2003 Restricted Stock Plan, and makes all other determinations that may be necessary or advisable for the administration of the 2003 Restricted Stock Plan. Members of our Restricted Stock Plan Distribution Committee include Messrs. Brannon, Day and McElvery. The Restricted Stock Plan Distribution Committee met 2 times in 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments to these forms furnished to us, each of the following parties, who are subject to the reporting requirements of Section 16(a) of the Exchange Act, were delinquent in filing all such required reports with respect to fiscal year 2003:

Dwain Brannon – Mr. Brannon failed to file a Form 4 regarding shares received pursuant to our 2003 Restricted Stock Plan. The transaction was subsequently disclosed on a Form 5, filed with the Securities and Exchange Commission on February 17, 2004.

Allan Woodlief – Mr. Woodlief failed to file a Form 4 regarding shares received pursuant to our 2003 Restricted Stock Plan. The transaction was subsequently disclosed on a Form 5, filed with the Securities and Exchange Commission on February 17, 2004.

Dwight Day – Mr. Day failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors. The transaction was subsequently disclosed on a Form 5, filed with the Securities and Exchange Commission on February 17, 2004. Mr. Day was also delinquent in filing a Form 3 regarding his election to the Board of Directors.

Skip McElvery – Mr. McElvery failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors. The transaction was subsequently disclosed on a Form 5, filed with the Securities and Exchange Commission on February 17, 2004. Mr. McElvery was also delinquent in filing a Form 3 regarding his election to the Board of Directors.

PanAmerica Capital Group, Inc. – PanAmerica Capital Group, Inc., one of our ten percent owners, failed to file a Form 4 regarding shares received as compensation pursuant to an investment banking agreement. The transaction was subsequently disclosed on a Form 5, filed with the Securities and Exchange Commission on February 17, 2004.

The Company has taken steps to educate its officers, directors and ten percent owners regarding their personal reporting obligations and has provided them with additional information to prevent further delinquent filings.

Code of Ethics

The Company has adopted the LiquidGolf Holdings Corporation Code of Ethics (the “Code of Ethics”) which applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The Code of Ethics is publicly available on our website at www.liquidgolf.com. If we make any substantive amendments to the Code of Ethics or grant to our Chief Executive Officer or Chief Financial Officer any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

We did not have any other executive officers or other employees serving at the end of fiscal year 2003 whose total annual salary and bonus exceeded $100,000. The following table sets forth certain information regarding the compensation our Chief Executive Officer for 2001, 2002 and 2003.

Summary Compensation Table

Name and Principal Position	Year			Long-Term Compensation Awards	All Other Compensation
Annual Compensation
		Salary	Bonus	Restricted Stock Awards (1)
Dwain Brannon President, Chief Executive Officer, Secretary and Director	12/31/03	$90,000		1,000,000

Ricardo Garcia de Paredes Carbone Chief Executive Officer	12/31/02	-0-

Raymond Polman Chief Executive Officer	12/31/01	-0-

(1)	Represents shares received pursuant to the Company’s 2003 Restricted Stock Plan.

Employment Agreements

On May 30, 2003, we entered into an employment agreement with Mr. Dwain Brannon, who is our Chief Executive Officer. Mr. Brannon’s employment agreement expires December 31, 2005, unless sooner terminated or extended pursuant to the terms therein. Pursuant to his employment agreement, Mr. Brannon will receive an initial annual base salary of $90,000. Commencing on January 1, 2004, and January 1, 2005, Mr. Brannon’s annual base salary shall be increased by $12,000 and $18,000 respectively. Mr. Brannon’s base salary shall be reviewed annually, and may be increased for merit in the discretion of our Board of Directors. Additionally, bonuses may be paid to Mr. Brannon at the discretion of the Board of Directors; however, Mr. Brannon shall be deemed to have earned a bonus equivalent to 100% of his annual base salary in the years 2003, 2004, and 2005, if our total revenues exceed $1,000,000, $5,000,000, and $10,000,000 respectively.

As additional compensation, subject to employment for a minimum of two years, we granted Mr. Brannon 1,000,000 shares of restricted common stock under the 2003 Restricted Stock Plan. Mr. Brannon receives non-accountable automobile allowance in the amount of $400 per month. In the event we terminate Mr. Brannon without cause, or he voluntarily terminates his employment for “good cause,” as that term is defined in the employment agreement, we will pay Mr. Brannon: (a) any unpaid base salary accrued through the effective date of termination; and (b) an amount equal to the product of (x) the sum of Mr. Brannon’s then base salary plus the amount of the highest annual bonus or other incentive compensation payment made by the Company to Mr. Brannon, multiplied times (y) three.

2003 Restricted Stock Plan. On June 30, 2003, our Board of Directors adopted the LiquidGolf Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards. The purpose of the 2003 Plan is to provide a means through which the Company and its subsidiaries may attract key personnel to enter into and remain in the employ of the Company and its subsidiaries, as well as to provide a means whereby those key persons upon whom the responsibilities of the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting the mutuality of interests between those key individuals and the Company’s stockholders. The effective date of the 2003 Plan was the date of the 2003 Annual Stockholders Meeting (August 13, 2003).

Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan during the term of the plan shall be equal to 1,500,000 shares, plus the number of shares with respect to which awards previously granted thereunder that are forfeited or cancelled or terminated. As of January 1, 2003, we have granted 1,000,000 shares of restricted stock under the Plan to Dwain Brannon, 67,500 shares of restricted stock under the plan, to Allan Woodlief, 67,500 shares of restricted stock under the plan, to Dan McIlroy, our warehouse manager, and 35,000 shares of restricted stock under the plan to Bradford Doyle, our operations manager.

Compensation of Directors

Non-employee directors are paid a monthly retainer of $1,000 for serving on the Board of Directors, $500 each meeting attended, and $250 per meeting if a member is unable to attend in person but attends telephonically. Each Board member also receives 1,500 shares of our common stock per quarter of service. We also reimburse directors for reasonable travel expenses incurred in connection with traveling to meetings, including first class air travel and accommodations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of common stock by: (a) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company common stock; (b) each director; (c) each executive officer named in the Summary Compensation Table; and (d) all executive officers and directors as a group.

Name and Address(2) of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Dwain Brannon	1,250,332	(3)	11.64
Dwight Day	441,643		4.11
Skip McElvery	129,207	(5)	1.20
Allan Woodlief(6)	88,333		0.82
John and Brandy Puls (7)	937,707	(8)	8.73
Peter Vole (9)	556,651	(10)	5.18
PanAmerica Capital Group, Inc.(11)	1,896,209		17.65
All officer and directors as a group (4 persons)	1,909,515	(4)	17.78

(1)	Based on 10,742,447 shares actually outstanding, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of December 31, 2003, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the tables have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Unless otherwise noted, the address of each person listed is c/o LiquidGolf Holding Corporation, 1017 W. Orange Blossom Trail, Apopka, Florida 32712.
(3)	Includes 1,000,000 shares of restricted common stock in the Company granted under the Company’s 2003 Restricted Stock Plan pursuant to an employment agreement between Mr. Brannon and the Company entered into on May 30, 2003.
(4)	Includes: (a) 100,690 shares of common stock issuable pursuant to warrants exercisable within the next 60 days; and (b) 1,067,500 shares of restricted common stock issues under the Company’s 2003 Restricted Stock Plan.
(5)	Includes 127,707 shares of common stock owned by Mr. McElvery’s spouse.
(6)	Includes 67,500 shares of restricted common stock in the Company granted pursuant to the Company’s 2003 Restricted Stock Plan.
(7)	Mr. and Mrs. Puls’ address is 5138 Longfellow, Tampa, FL 33629.
(8)	Includes 800,000 shares of common stock issuable pursuant to warrants exercisable within the next 60 days.
(9)	Mr. Vole’s address is 37 Kings Cross Drive, Linconshire, IL 60069.
(10)	Includes: (a) 19,242 shares of common stock held by V.I.P. Holdings Company, of which Mr. Vole is the president and controlling stockholder; and (b) 102,038 shares of common stock issuable pursuant to warrants exercisable within the next 60 days.
(11)	PanAmerica’s address is 12th Floor, World Trade Center, Panama, Republic of Panama.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2002, Omnitrix Technologies, Inc., a corporation acquired by Nomadic Collaboration on April 8, 2002, received $90,000 from Barroch Financial, Inc., a company controlled by Robert M.D. Cross, who is one of the Nomadic’s former directors. This amount was reduced by approximately $15,000 to a net amount of approximately $75,000 to account for payments made prior to April 8, 2002 by Omnitrix to Form Media Technologies, a company also controlled by Mr. Cross. Nomadic Collaboration received an additional $1,600 of disbursements indirectly from Mr. Cross increasing the balance owing indirectly by Omnitrix to Mr. Cross to approximately $76,600. These funds are presently listed as advances to the Company without repayment terms. Mr. Cross was a director of Nomadic Collaboration and a director and officer of Omnitrix. Mr. Cross retained control of signing authority on the Omnitrix bank accounts before, during and after the acquisition of Omnitrix by Nomadic Collaboration. During the year ended December 31, 2002, $46,300 in consulting fees was paid to Garroch Financial, Inc., a company controlled by Mr. Cross, along with $7,500 in rental payments for office space. During the year ended December 31, 2001, Nomadic Collaboration paid or accrued consulting fees of $27,500 to Garroch Financial, Inc. The Company owed $74,989 at December 31, 2002 and $36,500 at December 31, 2001 to Garroch Financial, Inc. During the year ended December 31, 2001, the Company paid management fees of $170,478 to Whytecliff Capital, a company controlled by Mr. Cross.

During the years ended December 31, 2002 and 2001, Nomadic Collaboration paid or accrued consulting fees of $27,224 and $45,300, respectively, to Roger Warren, one of our former directors and former Chief Technology Officer of the Company. Nomadic Collaboration owed $70,015 at December 31, 2002 and $39,000 at December 31, 2001 to Mr. Warren for salaries and disbursements. On October 31 2002, Nomadic Collaboration entered into an agreement with Mr. Warren to settle all amounts outstanding and payable to Mr. Warren. The Company issued 1,750,000 pre-Reverse Stock Split shares to Mr. Warren in full satisfaction of these amounts.

During the year ended December 31, 2002, Nomadic Collaboration paid or accrued consulting fees of $37,504 to MCSI Consulting Services, an employer of Mr. Raymond Polman, a former officer and director of Nomadic Collaboration. On April 9, 2002, the Company formed a wholly owned Canadian subsidiary corporation, Nomadic Collaboration Corp., primarily to capture Canadian tax credits on Canadian taxable expenditures. This subsidiary did not have any operations and was divested to Mr. Polman on December 12, 2002 for $1.00 Canadian. The Company did not have any further planned taxable Canadian expenditures and did not anticipate future benefits from this subsidiary at the time of its disposal.

From December 2001 through May 2002, PanAmerica Capital Group, Inc., a principal stockholder of Nomadic Collaboration, beneficially owned 160,000 pre-Reverse Stock Split shares of the Nomadic’s common stock issued in November 2001 in consideration for certain business advisory services provided to Nomadic Collaboration. From December 2001 through May 2002, PanAmerica advanced $490,000 to Nomadic Collaboration pursuant to a promissory note. The promissory note bore interest at 10% per annum, was due on demand and was unsecured. On September 18, 2002, the promissory note of $490,000 plus accrued interest of $12,250 was converted into a convertible promissory note in the amount of $502,250. The convertible promissory note bore interest at 10% per annum and was convertible into common stock at a conversion price of $0.04 per share (or $6.00 per share after giving effect to the Reverse Stock Split), being the market rate for the Company’s common stock over the prior 30-day period. On September 27, 2002, the convertible promissory note of $502,250 was converted into 12,556,250 shares of common stock of the Company, or 83,709 shares after giving effect to the Reverse Stock Split

From October to November 2002, the Company was advanced funds and subsequently issued a convertible promissory note in the principal amount of $46,100 and a demand promissory note in the principal amount of $7,000 to PanAmerica. The convertible note was unsecured, bore interest at 8% per annum and was due on November 6, 2003. The demand promissory note was unsecured, bore interest at 8% per annum, and was due on demand. The principal amount and accrued interest under the convertible promissory note is convertible into shares of common stock at a price of $6.00 per share after giving effect to the Reverse Stock Split. The Company paid both notes in full on June 30, 2003.

As of June 30, 2003, PanAmerica had advanced approximately $77,000 in additional funds to the Company. The Company paid PanAmerica approximately $131,000 in full satisfaction of all outstanding notes and advances. At that period of time, Ricardo Garcia de Paredes Carbone, the Company’s former President, was an employee of PanAmerica.

Following the merger with Nomadic Collaboration, the independent directors of the Company approved and entered into an investment banking agreement with PanAmerica. Pursuant to the agreement, PanAmerica provides general business advice and assists the Company in all of its financial activities including, but not limited to, capital raising, mergers and acquisitions and future financing activities. The term of the investment banking agreement is two years, and the Company has issued 1,800,000 shares of common stock as compensation to PanAmerica.

Mr. Dwain Brannon was the Chief Executive Officer of LiquidGolf Corporation and has served in that position since July 2000. Mr. Brannon was Chief Operating Officer and Director for LiquidGolf Corporation from its inception in November 1998 until July of 2000. Following the Acquisition, Mr. Brannon was appointed to Chief Executive Officer of the Company on May 30, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Financial Statements and Schedules

See “Index to Financial Statements.”

(B)	Exhibits

3.1	Form of Articles of Incorporation of LiquidGolf Holding Corporation(1)

3.2	Bylaws of LiquidGolf Holding Corporation(2)

10.1	Agreement and Plan of Merger by and among Nomadic Collaboration International, Inc., LGC Acquisition Company, and LiquidGolf Corporation dated February 12, 2003(3)

10.2	LiquidGolf Holding Corporation 2003 Restricted Stock Plan(4)

10.3	Employment Agreement between the Company and Dwain Brannon dated May 29, 2003(5)

10.4	Lease Agreement dated May 2, 2002, between the Company and Victoria Plaza, Inc.(6)

21.1	Subsidiaries of the Company(7)

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy*

(C)	Reports on Form 8-K

On October 14, 2003, the Company filed a Current Report on Form 8-K to report the completion of the re- incorporation merger of LiquidGolf Nevada and the Company.

*	Filed Herewith
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/01/03 (No. 000- 27131.
(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(7)	Incorporated by reference to Exhibit 21.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden and Associates, P.A. as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden and Associates, P.A. in 2003 were approved by the board of directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees(1)	$35,373	$27,033
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	4,000

Subtotal	$35,373	$31,033

All other Fees(4)	-0-	-0-

Total	$35,373	$31,033

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees were billed by Tedder, James, Worden & Associates, P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2002. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2003 to be approximately $5,000.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee’s pre-approval policy with respect to non-audit services is included as Exhibit 99.1 to this Annual Report. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Audit Committee may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Audit Committee has determined that the provision of non-audit services by Tedder, James, Worden & Associates, P.A. is compatible with maintaining its independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, LiquidGolf Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Apopka, State of Florida, on the 26th day of March, 2004.

LIQUIDGOLF HOLDING CORPORATION

By:	/s/ Dwain Brannon
Dwain Brannon, President, Chief
Executive Officer, Secretary and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Allan Woodlief Allan Woodlief	Chief Financial Officer	March 26, 2004 (Date)

/s/ Dwight Day Dwight Day	Director	March 26, 2004 (Date)

/s/ Skip McElvery Skip McElvery	Director	March 26, 2004 (Date)

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

Independent Auditor’s Report

To the Board of Directors and Stockholders of LIQUIDGOLF HOLDING CORPORATION and Subsidiaries:

We have audited the accompanying consolidated balance sheet of LIQUIDGOLF HOLDING CORPORATION and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LIQUIDGOLF HOLDING CORPORATION and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Orlando, Florida

March 11, 2004

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$427,803
Investments – certificates of deposit	35,000
Inventories, net	276,176
Prepaid expenses	1,244,395

Total current assets	1,983,374
Prepaid expenses	408,750
Property and equipment, net	32,309
Goodwill	67,500
Other assets	24,827

Total assets	$2,516,760

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$496,906
Due to related parties	81,634
Other current liabilities	159,531

Total current liabilities	738,071

Capital lease obligation, long-term	8,651

Total liabilities	746,722

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,742,447 shares issued and outstanding	10,742
Additional paid-in capital	35,706,315
Deferred stock-based employee compensation	(852,917)
Accumulated deficit	(33,094,102)

Total stockholders’ equity	1,770,038

Total liabilities and stockholders’ equity	$2,516,760

See accompanying notes to consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2003 and 2002

	2003	2002
Net sales	$781,339	$639,364
Cost of sales	668,903	554,013

Gross profit	112,436	85,351

Operating expenses:
Sales and marketing	278,270	17,733
General and administrative (inclusive of non-cash stock-based employee compensation of $317,083 in the year ended December 31, 2003)	1,494,341	957,813
Technology and content	71,561	61,422
Loss on disposal of property and equipment	—	337,454
Depreciation and amortization	14,616	51,795

Total operating expenses	1,858,788	1,426,217

Loss from operations	(1,746,352)	(1,340,866)

Other income (expense):
Interest income	1,311	2,219
Interest expense	(13,688)	(105,894)
Gain on extinguishment of debt	—	2,722,544

Net other (expense) income	(12,377)	2,618,869

Net (loss) income	(1,758,729)	1,278,003

Net (loss) income per share – basic and diluted	$(0.22)	$0.19

Weighted average shares used in calculating basic and diluted (loss) income per share	7,876,523	6,795,044

See accompanying notes to consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended December 31, 2003 and 2002

	Preferred stock		Common stock		Stock subscription receivable	Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	780,738	78	3,946,698	395		14,273,043		(32,613,376)	(18,339,860)

Conversion of notes payable into common stock	—	—	4,046,227	404	—	404,288	—	—	404,692
Issuance of common stock in settlement of litigation	—	—	490,000	49	—	264,771	—	—	264,820
Proceeds from the issuance of common stock	—	—	6,565,000	657	(50,000)	804,349	—	—	755,006
Conversion of founding stock-holder’s deferred compensation into capital	—	—	—	—	—	145,000	—	—	145,000
Retirement of preferred stock and forgiveness of debt resulting from unwinding of Spider Golf acquisition	(362,502)	(36)	—	—	—	368,481	—	—	368,445
Net income								1,278,003	1,278,003

Balance, December 31, 2002	418,236	42	15,047,925	1,505	(50,000)	16,259,932		(31,335,373)	(15,123,894)

Proceeds from stock subscription receivable	—	—	—	—	50,000	—	—	—	50,000
Preferred Series B Stock – loss of redemption rights	1,863,845	187	—	—	—	14,854,208	—	—	14,854,395
Conversion of preferred stock to common stock	(2,282,081)	(229)	2,282,081	229	—	—	—	—	—
Recapitalization of LiquidGolf Holding Corporation common stock	—	—	(11,336,846)	4,258	—	(425,334)	—	—	(421,076)
Payment of fractional shares as a result of the merger stock exchange	—	—	—	—	—	(429)	—	—	(429)
Issuance of restricted stock to employees	—	—	1,170,000	1,170	—	1,168,830	(1,170,000)	—	—
Cost incurred in conjunction with the sale of convertible notes payable	—	—	—	—	—	(63,650)	—	—	(63,650)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	317,083	—	317,083
Issuance of common stock in settlement of liability	—	—	11,667	12	—	87,136	—	—	87,148
Issuance of common stock for an advertising agreement	—	—	200,000	200	—	217,800	—	—	218,000
Conversion of note payable to common stock	—	—	744,505	745	—	743,760	—	—	744,505
Issuance of common stock for endorsement agreements	—		154,615	155	—	154,460	—	—	154,615
Issuance of common stock in investment banking agreement	—	—	1,800,000	1,800	—	1,960,200	—	—	1,962,000
Warrants for common stock exercised at $1.00	—	—	463,000	463	—	462,537	—	—	463,000
Warrants for common stock exercised at $1.60	—	—	202,500	202	—	323,798	—	—	324,000
Cost incurred in conjunction with the exercise of warrants	—	—	—	—	—	(40,200)	—	—	(40,200)
Issuance of common stock for directors compensation	—	—	3,000	3	—	3,267	—	—	3,270
Net loss	—	—	—	—	—	—	—	(1,758,729)	(1,758,729)

Balances, December 31, 2003	—	—	10,742,447	10,742	—	$35,706,315	(852,917)	$(33,094,102)	$1,770,038

See accompanying notes to consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operation activities:

Net (loss) income	$(1,758,729)	$1,278,003

Adjustments to reconcile net (loss) income to cash used in operating activities:
Amortization of deferred stock-based employee compensation	317,083	—
Stock issued to directors for services	3,270	—
Stock issued for services	154,615	—
Issuance of common stock in litigation settlement	—	264,820
Amortization of stock issued for services	572,250	—
Depreciation and amortization	14,616	51,795
Gain on extinguishment of debt	—	(2,722,544)
Loss on disposal of property and equipment
Changes in operating assets and liabilities:	—	337,454
Inventories	(92,750)	222,366
Prepaid expenses	(25,950)	(13,138)
Other assets	(8,394)	63,953
Accounts payable	124,389	(537,146)
Due to related party	(65,015)	—
Other current liabilities	(136,635)	290,992

Net cash used in operating activities	(901,250)	(763,445)

Cash flows from investing activities:
Purchase of Leather Craft Technology, Inc.	(67,500)	—
Purchase of investments	—	(35,000)
Purchase of property and equipment	(13,649)	(4,779)
Proceeds from sale of property and equipment	—	10,000

Net cash used in investing activities	(81,149)	(29,779)

Cash flows from financing activities:
Proceeds from issuance of notes payable	805,310	—
Fee paid to convert notes payable to common stock	(63,650)	(34,500)
Redemption of preferred stock	(69,375)	—
Payments on notes payable	(187,893)	(40,000)
Payments on capital lease	(8,432)	(3,366)
Collection of stock subscription receivable	50,000	—
Payment of fractional shares in connection with the Nomadic Collaboration merger	(429)	—
Fees paid to exercise warrants	(40,200)	—
Proceeds from sale of common stock	787,000	755,006

Net cash provided by financing activities	1,272,331	677,140

Net increase (decrease) in cash and cash equivalents	289,932	(116,084)

Cash and cash equivalents, beginning of year	137,871	253,955

Cash and cash equivalents, end of year	$427,803	$137,871

See accompanying notes to consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

For the years ended December 31, 2003 and 2002

	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,903	$2,341

Noncash investing and financing activities:
Conversion of Series B Preferred Stock	$14,854,395	$—

Issuance of common stock in conversion of debt	$744,505	$2,722,544

Issuance of common stock in settlement of liability	$87,148	$—

Forgiveness of note payable and related accrued interest	$—	$368,445

Retirement of Series C preferred stock	$—	$36

Forgiveness of accrued bonus payable	$—	$145,000

Application of lease deposit to accrued rent	$—	$17,938

Stock subscription received for common stock	$—	$50,000

During the year ended December 31, 2003, in connection with its acquisition of Nomadic Collaboration International, Inc., the Company acquired net liabilities of $421,076 for Common Stock. See Note 1 of the consolidated financials statements.

See accompanying notes to consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2003 and 2002

(1)	HISTORY AND ORGANIZATION

Formerly Nomadic Collaboration International, Inc., LiquidGolf Holding Corporation and subsidiaries (collectively the “Company”) was incorporated on February 16, 1999 under the laws of the State of Delaware and commenced operations in May 1999.

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company also operates a single retail location in Apopka, Florida.

Merger with LiquidGolf Corporation. On February 12, 2003, an Agreement and Plan of Merger was entered into by and among the Company, LGC Acquisition Company (“Acquisition Sub”) a Delaware corporation and wholly owned subsidiary of the Company, and LiquidGolf Corporation, a Delaware Corporation (“LiquidGolf Corporation”). Pursuant to the Merger Agreement, the Company agreed, among other things, to: (i) merge Acquisition Sub into LiquidGolf Corporation with LiquidGolf Corporation the surviving corporation; (ii) exchange one share of the Company’s Common Stock for every three shares of LiquidGolf Corporation common stock held by the LiquidGolf Corporation stockholders (with fractional shares paid in cash at $2.00 per share); (iii) convert, on a one-for-one basis, warrants to purchase LiquidGolf Corporation stock (the “LiquidGolf Warrants”) into warrants to purchase Nomadic Common Stock at the purchase price and on substantially the same terms set forth in the LiquidGolf Warrants; (iv) change the Company’s name to LiquidGolf Holding Corporation; (v) effect the January 10, 2003 reverse stock split; and (vi) increase the authorized shares of the Company’s Common Stock from 666,666 to 100,000,000 shares.

On May 30, 2003, the Company (then known as Nomadic Collaboration International, Inc.) closed the merger and acquired all of the issued and outstanding shares of capital stock of LiquidGolf Corporation, which thereby became a subsidiary of the Company. However, since the stockholders of LiquidGolf Corporation obtained a majority of the voting rights of the Company as a result of the transaction, the transaction was accounted for as a purchase of Nomadic Collaboration International, Inc. by LiquidGolf Corporation (a reverse acquisition in which LiquidGolf Corporation is considered the acquirer for accounting purposes). Accordingly, the financial statements of the Company for the periods prior to May 30, 2003, are those of LiquidGolf Corporation, which was incorporated on February 16, 1999. For accounting purposes, LiquidGolf Corporation is treated as a predecessor to the Company. The acquisition of the predecessor was recorded as a purchase with the assets and liabilities assumed recorded at their estimated fair values and their results of operations included in the consolidated financial statements of the Company since its date of acquisition.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of LiquidGolf Holding Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition. Revenue is earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. The Company provides for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2003 and 2002, no allowance for returns was recorded because the estimated amounts were immaterial.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments. The Company’s investments, consisting of certificates of deposit that have an original maturity of one year, are carried at cost, which approximates market.

Inventories. Inventories are stated at the lower of cost or market, determined using the average cost method, which closely approximates the first-in, first-out method. Inventories are reviewed periodically and items considered to be slow moving are written down to their estimated net realizable value.

Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Major replacements and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets.

Description	Estimated Useful Lives
Computers and equipment	3 –5 years
Furniture and fixtures	5

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company’s December 22, 2003, acquisition (see Note 5) is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill is determined to be greater than its fair value.

Impairment of Long-Lived Assets. The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment and goodwill by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment would be recognized by a charge to operations in the period identified.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Share Information. Basic and diluted income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants, convertible preferred stock, and stock options have been excluded from the diluted income (loss) per share computation since their effect is anti-dilutive.

Advertising. Advertising consists primarily of magazine advertisements, television advertisements and trade shows. All costs are expensed at the time the first advertisement takes place. Advertising expense for the years ended December 31, 2003 and 2002 totaled approximately $238,100 and $8,100, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and totaled approximately $45,100 and $36,400 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in technology and content expense in the accompanying consolidated statements of operations.

Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. The Company discloses the information required under Statement of Financial Accounting Standards (SFAS) Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Stock issued to non-employees is accounted for under the provisions of Statement 123 and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

The Company’s nonemployee stock-based compensation is determined using the fair value of the Company’s equity instruments.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Concentration of Risk. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and short-term investments. Cash and cash equivalents in excess of federally insured limits potentially subject the Company to a concentration of credit risks. Short-term investments, composed of certificates of deposit, are maintained with one financial institution and maturities are regularly monitored by management.

The Company purchases its inventory from a limited number of product manufacturers through the use of nonexclusive contractual agreements. The Company may not be able to renew these contracts on favorable terms, which could have a material adverse effect on the Company’s business, financial position, and results of operations.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the capital lease obligation is assumed to approximate the recorded value because the then-prevailing market conditions have not changed.

Reclassifications. Certain prior periods’ balances have been reclassified to conform to the current year consolidated financial statement presentation. These reclassifications had no impact on previously reported consolidated results of operations or stockholders’ equity.

Recent Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 are effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. LiquidGolf has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)	A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)	However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)	A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on LiquidGolf’s financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard a material impact on the Company’s financial position or results of operations.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In November 2003, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. LiquidGolf evaluated, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investment, including factors such as industry and sector performance; changes in technology, operational and financing cash flow; the investment’s financial position, including its appraisal and net asset value; market prices; LiquidGolf’s business plan and investment strategy; and LiquidGolf’s intent and ability to hold the investment. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003, 132R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. LiquidGolf currently does not have any pension or other postretirement benefit plans. The adoption of this Statement did not have an impact on LiquidGolf’s consolidated financial statements.

(3)	BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $33,094,000 as of December 31, 2003. In addition, the Company has consumed cash in its operating activities of approximately $1,038,000 and $763,000 for the years ended December 31, 2003 and 2002, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	BASIS OF PRESENTATION, CONTINUED

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

As a result of these developments, the Company secured financing through a private placement offering, which enabled it to re-launch its website on May 15, 2002. This new financing also provided funding to open the Company’s first retail location in Apopka, Florida on July 15, 2002.

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to increase revenues through a diversification of revenue streams within its core business of golf equipment sales. This diversification includes, but is not limited to, traditional “brick and mortar” retail merchandising. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its website is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	ACQUISITION OF SPIDER GOLF

On November 5, 1999, the Company acquired all of the outstanding common stock of Spider Golf, Inc. (Spider) from its owners (the Sellers) for consideration consisting of a $1,300,000 note (10% interest) and 362,500 shares of $.0001 par value Series C preferred stock with a stated value of $26 per share. Spider owns and operates GolfStore.com (GolfStore), a website engaged in the business of marketing and selling golf and related equipment. The Spider acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Spider beginning on November 5, 1999 are included in the Company’s consolidated financial statements. Spider had nominal net assets at the acquisition date; accordingly, the $13,837,186 cost of the acquisition, including $58,373 of direct acquisition costs for professional fees, was allocated to goodwill, which was to be amortized over three years.

Management’s subsequent analysis of goodwill recoverability in May 2000 indicated that the undiscounted cash flows from Spider would be less than the carrying value of related goodwill. Accordingly, the Company recognized an asset impairment loss representing unamortized goodwill of $11,146,622 as of May 31, 2000. In connection with the acquisition of Spider, the Company entered into a consulting agreement with one of the Sellers to provide transition and marketing services over a two-year period. The agreement obligates the Company to a total of $200,000, payable in monthly installments, of which $8,333 and $100,000 had been paid for the years ended December 31, 2002 and 2001, respectively.

During 2000, the Company and the Sellers amended the November 5, 1999 purchase agreement. Under the terms of the amended agreement, the Sellers agreed, after giving effect for the 1 for 4 reverse stock split, that their shares would convert on a one to one basis into shares of the Company’s common stock. Additionally, the Company agreed to pay the Sellers the remaining $300,000 as the final payment on the promissory note within five days of the close of the Company’s IPO and to extend the consulting agreement with one of the Sellers for an additional year. The Sellers also agreed to remove their Put option, which would have required the Company to buy back their Series C preferred stock at a price of $40.00 per share.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	ACQUISITION OF LEATHER CRAFT TECHNOLOGY, INC.

On December 22, 2003, the Company acquired certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The Company recorded Goodwill of $67,500 as the purchase price exceeds the fair values of the assets acquired by that amount. The Company expects all of the goodwill to be deducted for tax purposes.

(6)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2003:

Computers and equipment	$63,356
Furniture and fixtures	7,613

70,969
Less accumulated depreciation	(38,660)

$32,309

Depreciation expense charged to operations was $14,616 and $51,795 for the years ended December 31, 2003 and 2002, respectively.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	LEASE OBLIGATIONS

The Company leases certain equipment under an agreement that is classified as a capital lease. The cost of the equipment under this capital lease is included in the balance sheet as computer and equipment and was $50,541 at December 31, 2003. Accumulated amortization of the leased equipment at December 31, 2003 was $34,018. Amortization of the asset under the capital lease amounted to $11,108 for the years ended December 31, 2003 and 2002 and is included in depreciation in the accompanying consolidated statements of operations.

The Company also has several other non-cancelable operating leases, primarily for its corporate office facilities and equipment, which expire at various dates through July 2007. Rental expense during the years ended December 31, 2003 and 2002 amounted to approximately $52,500 and $58,700, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are as follows:

Year ended December 31,	Capital leases	Operating leases
2004	$14,388	75,324
2005	8,894	78,641
2006	—	80,771
2007	—	31,078

Total minimum lease payments	23,282	265,814

Less amounts representing interest	(2,008)

Present value of net minimum capital lease payments	21,274

Less current installments of obligations under capital leases	(12,623)

Obligations under capital leases, excluding current installments	$8,651

(8)	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2003:

Legal and professional fees	$66,830
Deferred revenue	16,151
Accrued salaries and vacation	15,045
Current portion of capital lease	12,623
Accrued taxes	5,000
Other	43,882

$159,531

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	INCOME TAXES

No provision for current federal or state income taxes was made due to the taxable losses for the years ended December 31, 2003 and 2002.

The deferred income tax assets and liabilities are comprised of the following as of December 31, 2003:

Deferred tax assets:
Net operating loss carryforward	$12,333,507
Start-up costs	16,457
Stock-based compensation	119,318
Other	9,825

Gross deferred tax assets	12,479,107

Deferred tax liabilities:
Depreciation	(4,422)

Net deferred tax assets	12,474,685
Valuation allowance	(12,474,685)

$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2003 and 2002, the increase in deferred tax asset valuation allowance amounted to $672,000 and $435,200, respectively.

The Company’s net operating loss carryforward for federal and state income tax purposes at December 31, 2003 is approximately $32,776,000. If not used, the net operating loss carryforward will expire at various times from 2019 through 2023. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	SERIES B REDEEMABLE PREFERRED STOCK

During July 1999, LiquidGolf Corporation began taking subscriptions for preferred stock designated as Series B Convertible Preferred Stock (Series B) to accredited investors through a private placement memorandum. As of December 31, 2002, 1,886,968 fully paid Series B shares at $8 per share had been issued. Net proceeds after subscription costs of $171,881 were $14,923,769.

On November 5, 1999, the Board of Directors designated 8,000,000 shares of $.0001 par value preferred stock as Series B. LiquidGolf was obligated to convert each Series B share into common stock if LiquidGolf raised a minimum of $10 million in an initial public offering of its common stock. Holders of Series B preferred stock would automatically convert at a rate equal to the lesser of the conversion price of $8 per share or 50% of the per share price offered to the public in a public offering. In addition, in the event of a merger with another corporation, all outstanding shares of preferred stock would be automatically converted into common stock on a share for share basis. Series B stock had the same voting rights and privileges as common stockholders and, as a class, could elect one member of the Board of Directors. Series B prohibited declaration or payment of any dividends for any class of stock as long as Series B shares were outstanding. Series B stockholders, at their option, could require LiquidGolf Corporation to redeem their shares after November 5, 2002 at 150% of their Series B stated value of $2 per share. If LiquidGolf Corporation did not have sufficient funds to redeem all of the shares for which redemption had been requested, LiquidGolf Corporation was obligated to redeem as many shares as could have been redeemed with such funds as were available and must have redeemed such shares from the holders pro rata in accordance with the number of shares each such holder had requested be redeemed.

By April 2003, LiquidGolf had received redemption requests by Series B stockholders for 23,125 shares, amounting to $69,375. On May 30, 2003 LiquidGolf Corporation completed a reverse merger with Nomadic Collaboration International, Inc. As a result of this merger (Note 1) all remaining 1,863,845 shares of Series B preferred stock outstanding were converted to common stock on a one for one basis.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock. The Board of Directors has authorized 100,000,000 shares of common stock with a par value of $.001. Each share of common stock entitles its holder to one vote on all matters submitted to vote of the stockholders. The holders of common stock do not have cumulative voting rights or preemptive rights.

Investment Banking Agreement. In September of 2003, the Company issued 1,800,000 shares of its common stock in connection with an investment banking commitment as required by the merger agreement made by the Company after taking the necessary Board of Directors action to retain PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the corporation including, but not limited, to capital raising, mergers and acquisitions, and future financings. The term of the agreement is two years and the compensation is 1,800,000 shares of common stock. The expenses associated with this agreement is being recognized ratably over the two-year term.

Private Placement Offering - 2002. In November 2002, the Company completed a private placement offering in which it sold 5,345,000 shares of common stock at a price of $0.10 per share. Net proceeds from the offering were $484,500.

Convertible Note Offering - 2003. On February 24, 2003, the Company issued a Confidential Private Offering Memorandum offering for sale, only to persons who qualify as “accredited investors” (as defined in the Memorandum), convertible promissory notes (the “Notes”) at a minimum investment increment of $1,000), for a maximum aggregate principal investment amount of $750,000. The Notes had a term of 1 year and bore interest at the rate of 8% per annum. Principal and interest were payable in full in a single payment upon maturity of the Note.

The Notes were convertible, at the option of the Company, into units (the “Units”), by dividing the total amount of principal plus accrued but unpaid interest of the Notes by the conversion price of $1.00. Each Unit consisted of one (1) share of common stock, par value $.001 per share and one (1) warrant to purchase one (1) share of common stock, at a purchase price of $1.50 per share. The warrants have a three (3) year term. Each share of common stock and warrant constituting a Unit will be immediately separable.

The Company sold the Notes in this offering through the Company’s officers and through registered broker dealers. The Notes were offered on a “best efforts” basis. There were no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. The funds raised from this offering will be available for immediate use. The Company sold 41 notes totaling $732,500 and incurred interest expense of $12,005. The Company converted these notes into shares of the Company’s common stock on July 23, 2003.

Warrants. On July 23, 2003, the company notified the holders of the of the Company’s convertible notes of the Company’s intent to exercise the option to convert the notes into shares of common stock at a $1.00 per share and a warrant to purchase an equal number of shares at $1.50 per share. The warrants have an exercise price of $1.50, are exercisable at issuance, and have a contractual life of three years expiring three years from the date of the convertible note. As of July 23, 2003 the Company issued 744,505 shares of common stock and warrants for 744,505 shares of common stock in connection with the conversion.

In 1999, the Company issued post-stock-split fully-vested warrants to purchase 37,500, 31,250, and 31,250 shares of common stock to certain investors for services provided at an exercise price of $8, $12, and $16 per share, respectively. The warrants are not exercisable until one year after the IPO of the Company’s common stock and have a contractual life of five years expiring in March 2005.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

In 2000, the Company granted, to a Company related by stock ownership, a warrant as payment for consulting services, containing the right to purchase up to 25,000 post-stock split shares with an exercise price of $8 per share and have a contractual life of five years expiring in June of 2005.

In 2002, in connection with the sale of 1,220,000 shares of Common Stock for $0.25 per share, the Company issued fully vested warrants in two classes to purchase 1,220,000 shares of Common Stock in a Class A Warrant and 1,220,000 shares of Common Stock in a Class B Warrant. These warrants are issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B Warrants have an exercise price of $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years with the last of the warrants expiring in May of 2007.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000

2000	Consulting services warrants	25,000	8.00	June-05

	Notes payable warrants	381,000	4.00	August-03
2003	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-04

2002	Class A warrants	1,220,000	1.00	May-07
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	June-03

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

		—
	Total warrants outstanding	3,026,505
	Total proceeds from warrants exercised				$746,800

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	RESTRICTED STOCK BASED COMPENSATION

LiquidGolf cancelled the 1999 Stock Option Plan on January 15, 2003 as a requirement of the merger agreement with Nomadic Collaboration International, Inc.

On June 10, 2003, the Board of Directors adopted the LiquidGolf Holding Corporation 2003 Restricted Stock Plan (the “2003” Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of December 31, 2003, 1,170,000 shares have been issued under this Plan.

(13)	COMMITMENTS AND CONTINGENCIES

Employment Agreement. On May 29, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commenced on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given by either party 90 days prior to expiration. The agreement includes the payment of a base salary of $90,000, an incentive compensation bonus equal to 100% of the base salary, based on revenue growth targets, and a restricted stock grant of 1,000,000 shares of common stock. However, the executive must be employed by the Company for a minimum of two years from the date of the agreement in order to take delivery of the shares. The cost of these shares is being amortized ratably over the twenty-month employment agreement.

Letters of Credit. The Company has issued two separate Letters of Credit in favor of two separate suppliers in a total amount of $35,000. These Letters of Credit have an open term and can be cancelled by the company with notice and with full payment to the suppliers. These Letters of Credit are collateralized by certificates of deposits that are accounted for as investments in the accompanying Consolidated Balance Sheet.

(14)	EXTINGUISHMENT OF DEBT

During 2002, the Company converted approximately $3,161,600 of outstanding debt and accrued interest thereon, into common stock. Under the terms of the agreements reached with the note holders, the Company issued 4,046,227 shares of common stock at a fair value of $0.10, which value was based on the market value of shares being sold by the Company. In conjunction with this extinguishment, the Company recognized a gain of $2,722,544 as of December 31, 2002, or $0.41 per share.

(15)	SUBSEQUENT EVENTS

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest shall accrue on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The company has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The Company may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder received a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.