Form 10QSB
period 2004-03-31
LIQUIDGOLF HOLDING CORP
filed 2004-05-17
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

LIQUIDGOLF HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1017 W. Orange Blossom Trail

Apopka, Florida 32712

(407) 889-7577

(Address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 5, 2004 was 10,707,447 and there were 532 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

LIQUIDGOLF HOLDING CORPORATION

FORM 10-QSB

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2004
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$535,234
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	34,714
Inventories, net	179,171
Deferred loan costs	37,500
Prepaid expenses	1,226,602

Total current assets	2,048,221

Prepaid expenses	163,500
Property and equipment, net	30,417
Goodwill	67,500
Other assets	25,072

Total assets	$2,334,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$147,719
Note payable	600,000
Other current liabilities	149,440

Total current liabilities	897,159

Capital lease obligation, long-term	5,815

Total liabilities	902,974

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,742,447 shares issued and 10,707,447 shares outstanding	10,742
Additional paid-in capital	35,686,315
Deferred stock-based employee compensation	(678,958)
Accumulated deficit	(33,558,084)

1,460,015

Less Treasury stock, at cost	(28,279)

Total stockholders’ equity	1,431,736

Total liabilities and stockholders’ equity	$2,334,710

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended March 31,
	2004 (UNAUDITED)	2003 (UNAUDITED)
Net sales	$307,026	$97,586
Cost of sales	250,211	90,257

Gross profit	56,814	7,329

Operating expenses:
Sales and marketing	19,078	4,873
General and administrative (inclusive of non-cash stock-based employee compensation of $145,680 and $-0 - for the three months ended March 31, 2004 and 2003, respectively)	655,631	153,385
Technology and content	14,798	21,799
Depreciation and amortization	4,171	3,449

Total operating expenses	693,678	183,506

Loss from operations	(636,864)	(176,177)

Other income (expense):
Interest income	750	143
Interest expense	(35,832)	(484)
Gain on settlement of liabilities	207,964	—

Net other income (expense)	172,882	(341)

Net loss	$(463,982)	$(176,518)

Net loss per share – basic and diluted	$(0.04)	$(0.03)

Weighted average shares used in calculating basic and diluted loss per share	10,737,780	5,155,383

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2004 (UNAUDITED)	2003 (UNAUDITED)
Cash flows from operating activities:
Net loss	$(463,982)	$(176,518)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	145,680	—
Amortization of stock issued for services	245,250	—
Depreciation and amortization	26,671	3,449
Gain on extinguishment of debt	(207,964)
Changes in operating assets and liabilities:
Accounts receivable	(34,714)	(2,283)
Inventories	97,005	(4,335)
Prepaid expenses	17,793	5,496
Other assets	(245)	—
Accounts payable	(222,857)	58,475
Accrued expenses	(8,531)	(1,913)

Net cash used in operating activities	(405,894)	(117,629)

Cash flows from investing activities:
Purchase of property and equipment	(2,279)	(4,306)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	—
Payments on deferred loan costs	(60,000)
Payments on capital lease	(4,396)	(2,480)
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	—

Net cash provided by financing activities	515,604	47,520

Net increase (decrease) in cash and cash equivalents	107,431	(74,415)

Cash and cash equivalents, beginning of period	427,803	137,871

Cash and cash equivalents, end of period	$535,234	$63,456

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Three Months Ended March 31,
	2004 (UNAUDITED)	2003 (UNAUDITED)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,832	$484

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2004 and 2003

(1)	HISTORY AND ORGANIZATION

Formerly Nomadic Collaboration International, Inc., LiquidGolf Holding Corporation and subsidiaries (collectively the “Company”) was incorporated on February 16, 1999 under the laws of the State of Delaware and commenced operations in May 1999.

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories along with a single retail location in Apopka, Florida. In December 2003, the Company entered the leather products business with the purchase of Leather Craft Technology, Inc.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Net Loss Per Share Information. Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(3)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. LiquidGolf has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $35,000,000 as of March 31, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(4)	ACQUISITION OF LEATHER CRAFT TECHNOLOGY, INC.

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

(5)	SECURED PROMISSORY NOTE

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.

(6)	SERIES B REDEEMABLE PREFERRED STOCK

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(6)	SERIES B REDEEMABLE PREFERRED STOCK, CONTINUED

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

(7)	STOCKHOLDERS’ EQUITY

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

The Company sold the Notes in this offering through the Company’s officers and through registered broker dealers. The Notes were offered on a “best efforts” basis. There were no minimum purchase requirements and no requirement to place funds in an escrow, trust or similar account. The funds raised from this offering were available for immediate use. The Company sold 41 notes totaling $732,500 and incurred interest expense of $12,005. The Company converted these notes into shares of the Company’s common stock on July 23, 2003.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(7)	STOCKHOLDERS’ EQUITY, CONTINUED

In 2000, the Company granted, to a Company related by stock ownership, a warrant as payment for consulting services, containing the right to purchase up to 25,000 post-stock split shares with an exercise price of $8 per share and have a contractual life of five years expiring in June of 2005.

In 2002, in connection with the sale of 1,220,000 shares of Common Stock for $0.25 per share, the Company issued fully vested warrants in two classes to purchase 1,220,000 shares of Common Stock in a Class A Warrant and 1,220,000 shares of Common Stock in a Class B Warrant. These warrants were issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B Warrants have an exercise price of $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years with the last of the warrants expiring in May of 2007.

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. As part of that transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share and the warrant is exercisable at issuance.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000

2000	Consulting services warrants	25,000	8.00	June-05

2000	Notes payable warrants	381,000	4.00	August-03
	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-04

2002	Class A warrants	1,220,000	1.00	May-07
	Class A warrants cancelled	(160,000)
	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

2003	Convertible Notes payable warrants	744,505	1.50	June-03

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

		—

2004	Warrants issued in connection with note payable	50,000	1.25	n/a

	Total warrants outstanding	3,076,505

	Total proceeds from warrants exercised				$746,800

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing and marketing its products with allocations of certain indirect costs. The Company has two operating segments – Golf Retail and Leather Goods. Golf Retail includes sales of golf products via the Company’s website www.liquidgolf.com and a golf retail store located in Apopka, Florida. The Company’s Leather Goods segment consists of the sale of leather binders and related products.

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Total revenues by segment
Golf retail	$207,764	97,586
Leather goods	99,261	—

Total revenues by segment	$307,025	97,586

	Three Months Ended March 31,
	2004	2003
Operating loss by segment
Golf retail	$(60,794)	(73,990)
Leather goods	(20,370)	—
Operating expenses	(555,700)	(102,187)
Interest expense, net	(35,082)	(341)
Gain on extinguishment of debt	207,964	—

Net income (loss)	$(463,982)	(176,518)

Identifiable assets
Golf retail	$1,049,239	352,179
Leather goods	101,236	—

Total identifiable assets	1,150,475
Corporate and other assets	1,184,235	—

Total assets	$2,334,710	352,179

Depreciation by segment
Golf retail sales	$4,133	3,449
Leather goods	38	—
Other	—	—

Total depreciation	$4,171	3,449

Capital expenditures by segment
Golf retail sales	$—	4,306
Leather goods	2,279	—
Other	—	—

Total capital expenditures	$2,279	4,306

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION, CONTINUED

As of March 31, 2004 and 2003, the Company’s revenues have primarily been generated in the United States of America. As of March 31, 2004, all of the Company’s long-lived assets are located in the United States of America.

(9)	RESTRICTED STOCK BASED COMPENSATION

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

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of December 31, 2003, 1,170,000 shares have been issued under this Plan. During the quarter ended March 31, 2004, 35,000 shares issued under this plan were forfeited and are recorded in treasury stock.

(10)	COMMITMENTS AND CONTINGENCIES

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

(11)	EXTINGUISHMENT OF DEBT

The Company had $207,964 of certain accounts payable, accrued liabilities and other liabilities as of March 31, 2004 that the Company determined they no longer owed these obligations. Therefore, the Company recognized a one time gain on the extinguishment of debt in the amount of $207,964 in the quarter ending March 31, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

Overview

We market and sell golf equipment, accessories and apparel to golfing consumers and golf industry businesses and leather bound notebooks and related products. We operate from a brick and mortar retail golf store located in Apopka, Florida, and an online golf community website www.liquidgolf.com.

We manage our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the Golf Retail sales and Leather Products sales.

Our Golf Retail segment, through our website, grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. Revenues for the three months ended March 31, 2004 were $207,764. We believe that, when properly capitalized and managed, we can successfully grow the business.

On December 22, 2003, we began our Leather Products segment with the acquisition of certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, we incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. We acquired Leather Craft in order to diversify our revenue streams. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. Revenues for the three months ended March 31, 2004 were $94,261. We believe that selectively diversifying into non-golf related industries may enable us to generate sufficient cash flow and revenues for use in the financing of our business plan and expansion of our core competency, the retail sale of golf related products and services.

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

Three Months Ended March 31, 2004
	Percentage of Revenue	Percentage of Profits
Golf Retail	67.7%	49.5%
Leather Goods	32.3%	50.5%

Plan of Operation

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond November of 2004. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

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

Over the next twelve calendar months, we anticipate that our Golf Retail segment will engage primarily in the business of marketing and selling golf equipment, accessories and apparel to golfing consumers from our brick and mortar retail store and Internet website. Through our relationship with various third party suppliers, we will continue to carry name brand merchandise such as Callaway, Taylor Made, Adams and Titleist, which management believes is key to maintaining the strong relationships we have with our customers. Additionally, we will continue seeking to build our service operation of providing technology and fulfillment operations to golf retailers selling via the Internet.

Over the next twelve calendar months, we anticipate that our Leather Products segment will engage primarily in the business of marketing and selling leather binders and related products. Through our relationship with select third party manufactures, we will continue to pursue innovative solutions to our clients needs.

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

Results of Operations

Because we are in the early stages of operations as a public company, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. We expect that expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

Consolidated Overview

	Three Months Ended
	March 31, 2004	(1)	March 31, 2003	(1)
Net sales	$307,025	100.0%	$97,586	100.0%
Cost of Sales	250,211	81.5%	90,257	92.5%

Gross profit	$56,814	18.5%	$7,329	7.5%

(1)	Percentage of net revenues

Overall sales for the three-months ended March 31, 2004 increased by 214% compared to the same period in 2003. This increase was due to increased marketing activity during 2004 and the acquisition of Leather Craft in the fourth quarter of 2003. Gross margin as a percentage of sales improved by 147% due to cost controls and increased revenues.

Golf Retail Segment

	Three Months Ended
	March 31, 2004	(1)	March 31, 2003	(1)
Net sales	$207,764	100.0%	$97,586	100.0%
Cost of Sales	179,655	86.5%	90,257	92.5%

Gross profit	$28,109	13.5%	$7,329	7.5%

Sales in the Golf Retail segment increased approximately 113 percent, or $110,178 for the three month period ended March 31, 2004 compared to 2003. In July 2003, we began managing the website golfwarehouse.com in which we had sales increase of approximately $60,000 for the three month period ending March 31, 2004 compared to the same period in 2003. The remaining increase in the Golf Retail segment was the result of having adequate financing that allowed us to make inventory purchases in a timely manner.

Leather Products Segment

	Three Months Ended
	March 31, 2004	(1)	March 31, 2003	(1)
Net sales	$99,261	100.0%	$—	—
Cost of Sales	70,556	71.1%	—	—

Gross profit	$28,705	28.9%	$—	—

Sales in the Leather Products segment increased by $99,261 for the three month period ended March 31, 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003.

Operating Expenses

	Three Months Ended
	March 31, 2004	(1)	March 31, 2003	(1)
Selling, general and administrative	$555,700	100.0%	$102,187	100.0%

Selling, general and administrative expenses. Selling, general and administrative expenses were $555,700 in the first quarter of 2004 compared to $102,187 in 2003, a net increase of $453,513. In September 2003, we signed an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist us in all our financial activities. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is fourteen months. During the three months ending March 31, 2004, a $243,750 non-cash expense was recorded for the amortization of this a prepaid expense. Also in 2004 there was a $146,000 non-cash expense for the amortization of deferred restricted stock based compensation. The additional increase in 2004 is due to expense incurred related to being a publicly traded company.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $35,082 in the quarter ended March 31, 2004, compared to net interest expense of $341 in 2003. The increase in interest expense is a result of the secured promissory note that we sold in February 2004. In this private placement, we sold a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion.

Gain on Settlement of Liabilities. Gain on settlement of liabilities in the quarter ended March 31, 2004 was $207,964 compared to $0- for the same period in 2003. This gain was the result of our determination that nothing was owed for these obligations.

Liquidity and Capital Resources

We had cash balances totaling approximately $535,000 as of March 31, 2004. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period. Currently, we have not experienced significant additional cash flows from operations from our acquisition of Leather Craft Technology.

Cash flows from financing activities. Net cash provided by financing activities was generated from the sale, in a private placement, of a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. Proceeds from these sales were primarily used as working capital for ongoing operations.

Variables and Trends

We anticipate experiencing greater sales in the third and fourth quarters of the calendar year, as opposed to the first and second quarters of the calendar year. The seasonality of our sales will be directly related to the golf season in the third quarter and the holiday season in the fourth quarter. The third and fourth quarters of the calendar year are usually our strongest revenue producing quarters as more customers are playing golf at the height of the golf season and purchasing Golf Retail for gifts for the holiday season in the fourth quarter. The first quarter of the calendar year is usually the slowest due to the winter weather and not as many customers are playing golf or purchasing Golf Retail. The second quarter of the calendar year is slow and the season is just beginning. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily accurate indicators of our future performance.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through its online retail store and our retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three months ended March 31, 2004 and 2003, no allowance for returns was recorded because the estimated amounts were immaterial.

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

RISKS FACTORS

A more comprehensive list of risk factors are set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, our Schedule 14-C filed on April 28, 2003, and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

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

We are subject to extensive competition from numerous competitors. We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business.

Our competition includes:

•	websites maintained by other online retailers of Golf Retail, including, but not limited to, sporting goods retailers, discount retailers and golf shops;

•	traditional department stores and stand-alone golf retailers;

•	nationally known discount golf retailers;

•	other retailers of Golf Retail who seek to purchase high demand or limited supply products;

•	catalog retailers of golf equipment, apparel and other golf-related merchandise; and

•	Internet portals and on-line service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

(a)	Not, applicable

(b)	Not Applicable

(c)	On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder purchased a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share. We sold the promissory note in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The issuance of these securities was undertaken without general solicitation or advertising. The purchaser represented to us that, among other things, it was acquiring the promissory note for investment purposes only and not with a view towards public distribution and that it was an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)	Reports on Form 8-K.

Not Applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

LIQUIDGOLF HOLDING CORPORATION

By:	/s/ Dwain Brannon
Name:	Dwain Brannon
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	May 17, 2004 (Date)
Name:	Allan Woodlief
Title:	Chief Financial Officer

By:	/s/ Dwight Day	May 17, 2004 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ Skip McElvery	May 17, 2004 (Date)
Name:	Skip McElvery
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.