Form 10QSB
period 2004-06-30
LIQUIDGOLF HOLDING CORP
filed 2004-08-16
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

☒ Yes    ☐ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 10, 2004 was 11,436,232 and there were 875 stockholders of record.

Transitional Small Business Issuer Format: ☐ YES    ☒ NO

LIQUIDGOLF HOLDING CORPORATION

FORM 10-QSB

EXHIBITS

Exhibit 31.1	Dwain Brannon Certifications
Exhibit 31.2	Allan Woodlief Certifications
Exhibit 32.1	Dwain Brannon Certifications
Exhibit 32.2	Allan Woodlief Certifications

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2004
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$233,842
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	10,705
Inventories, net	170,671
Prepaid expenses	1,141,943

Total current assets	1,592,161
Property and equipment, net	26,337
Goodwill	108,400
Other assets	25,072

Total assets	$1,751,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173,915
Note payable	600,000
Other current liabilities	122,765

Total current liabilities	896,680
Capital lease obligation, long-term	2,932

Total liabilities	899,612
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,756,947 shares issued and 10,721,947 shares outstanding	10,756
Additional paid-in capital	35,672,105
Deferred stock-based employee compensation	(537,083)
Accumulated deficit	(34,265,141)

880,637
Less treasury stock, at cost	(28,279)
Total stockholders’ equity	852,358

Total liabilities and stockholders’ equity	$1,751,970

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$241,495	$153,870	$548,521	$251,455
Cost of sales	197,017	130,235	447,228	220,791

Gross profit	44,478	23,635	101,293	30,664
Operating expenses:
Sales and marketing	4,653	203,949	23,731	209,658
General and administrative (inclusive of non-cash stock-based employee compensation of $141,875 and $41,667 and $287,555 and 41,667 for the three months and six months ended June 30, 2004 and 2003, respectively)	666,600	24,778	1,322,231	320,979
Technology and content	15,790	20,125	30,589	41,924
Depreciation and amortization	4,081	3,473	8,252	6,922

Total operating expenses	691,124	252,325	1,384,803	579,483

Loss from operations	(646,646)	(228,690)	(1,283,510)	(548,819)
Other income (expense):
Interest income	338	264	1,088	407
Interest expense	(60,749)	(8,573)	(96,581)	(8,918)
Gain on settlement of liabilities	—	—	207,964	—

Net other (expense) income	(60,411)	(8,309)	112,471	(8,511)
Net loss	$(707,057)	$(236,999)	$(1,171,039)	$(557,330)

Net loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.09)

Weighted average shares outstanding used in calculating basic and diluted loss per share	10,714,358	6,064,000	10,725,681	6,064,000

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(1,171,039)	$(557,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock-based employee compensation	287,555	41,667
Stock issued to directors for services	4,904	—
Amortization of stock issued for services	490,500	—
Depreciation and amortization	68,251	6,922
Gain on settlement of liabilities	(207,964)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,705)	—
Inventories	105,505	(41,282)
Other current assets	20,702	3,482
Other assets	(245)	—
Accounts payable	(196,661)	25,010
Accrued expenses	(35,393)	26,498

Net cash used in operating activities	(644,590)	(548,029)

Cash flows from investing activities:
Purchase of Game for Golf, Inc.	(30,000)	—
Purchase of property and equipment	(2,279)	(4,307)

Net cash used in investing activities	(32,279)	(4,307)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	770,310
Payments on notes payable	—	(120,910)
Payments on deferred loan costs	(60,000)	—
Payments on capital lease	(7,092)	(5,003)
Fees paid to issue convertible debt	—	(44,200)
Fees paid to convert note	(30,000)	—
Redemption of preferred stock	—	(69,375)
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	—

Net cash provided by financing activities	482,908	580,822

Net (decrease) increase in cash and cash equivalents	(193,961)	28,486

Cash and cash equivalents, beginning of period	427,803	138,884

Cash and cash equivalents, end of period	$233,842	$167,370

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Six months ended June 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,366	$9,598

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series B Preferred Stock	$—	$14,854,395

Issuance of common stock in settlement of accrued liability	$35,832	$87,148

Issuance of common stock for purchase of Game for Golf, Inc.	$10,900	$—

See accompanying notes to unaudited consolidated financial statements.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2004 and 2003

(1)	HISTORY AND ORGANIZATION

Formerly Nomadic Collaboration International, Inc., LiquidGolf Holding Corporation and subsidiaries (collectively the “Company”) was incorporated on February 16, 1999 under the laws of the State of Delaware and commenced operations in May 1999.

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories along with a single retail location in Apopka, Florida. In December 2003, the Company entered the leather products business with the purchase of Leather Craft Technology, Inc (“Leather Craft”). In June 2004, the Company acquired Game for Golf, Inc., through its wholly owned subsidiary Leather Craft.

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

Acquisition of Game for Golf, Inc. On June 2, 2004, the Company acquired certain assets from Game for Golf, Inc. (“Game”), including the name, for 10,000 shares of our common stock. The Company incurred a finder’s fee of $30,000 relating to the acquisition. Game sells golf accessories including golf bags, head covers and other embroidered or embossed artwork for golfers. The Company acquired Game in order to diversify its revenue streams.

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

The Company’s non-employee stock-based compensation is determined using the fair value of the Company’s equity instruments.

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

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. LiquidGolf has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $34,300,000 as of June 30, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(4)	ACQUISITIONS

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

GAME FOR GOLF, INC. On June 2, 2004, the Company acquired certain intangible assets from Game for Golf, Inc. (“Game”), including the name, for 10,000 shares of our common stock. In addition to the single cash payment, the Company incurred a finder’s fee of $30,000 relating to the acquisition. Game sells golf accessories including golf bags, head covers and other embroidered or embossed artwork for golfers. The Company acquired Game in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Game to provide us consulting services for a period of three years. As compensation for services, each consultant receives a total of 15,000 shares of our common stock.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The Company recorded Goodwill of $40,900 as the purchase price exceeds the fair values of the assets acquired by that amount. The Company expects all of the goodwill to be deducted for tax purposes.

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

On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

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

These warrants were issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B Warrants have an exercise price of $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years with the last of the warrants expiring in May of 2007. On February 16, 2004 The Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. As part of that transaction, the note holder acquired a warrant, issued by the Company to purchase 50,000 shares of common stock at $0.84 per share and the warrant is exercisable at issuance.

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(7)	STOCKHOLDERS’ EQUITY, CONTINUED

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000
2000	Consulting services warrants	25,000	8.00	June-05
2000	Notes payable warrants	381,000	4.00	August-03
	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-04

2002	Class A warrants	1,220,000	1.00	May-07
	Class A warrants cancelled	(160,000)
	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

2003	Convertible Notes payable warrants	744,505	1.50	June-03

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

		—

2004	Warrants issued in connection with note payable	50,000	.84	n/a

	Total warrants outstanding	3,076,505

	Total proceeds from warrants exercised				$746,800

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION

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

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues by segment
Golf retail	$226,937	$153,870	$434,702	$251,455
Leather goods	14,558	—	113,819	—

Total revenues by segment	$241,495	$153,870	$548,521	$251,455

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating profit (loss) by segment
Golf retail	$40,520	$23,635	$68,630	$30,664
Leather goods	3,958	—	32,663	—
Operating expenses	(691,124)	(252,325)	(1,384,803)	(579,483)
Interest expense, net	(60,411)	(8,309)	(95,493)	(8,511)
Gain on extinguishment of debt	—	—	207,964	—

Net income (loss)	$(707,057)	$(236,999)	$(1,171,039)	$(557,330)

			June 30,
			2004	2003
Identifiable assets
Golf retail			$719,376	$487,260
Leather goods			120,281	—

Total identifiable assets			839,657	487,260
Corporate and other assets			912,313	2,875

Total assets			$1,751,970	$490,135

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Depreciation by segment
Golf retail	$4,081	$3,473	$8,100	$6,922
Leather goods	—	—	152	—
Other	—	—	—	—

Total depreciation	$4,081	$3,473	$8,252	$6,922

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION, CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Capital expenditures by segment
Golf retail	$—	$—	$—	$4,307
Leather goods	—	—	2,279	—

Total capital expenditures	$—	$—	$2,279	$4,307

As of June 30, 2004 and 2003, the Company’s revenues have primarily been generated in the United States of America. As of June 30, 2004, all of the Company’s long-lived assets are located in the United States of America.

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

LIQUIDGOLF HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

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

Our Golf Retail segment, through our website, grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. Revenues for the three months and six months ended June 30, 2004 were approximately $241,000 and $549,000, respectively. We believe that, when properly capitalized and managed, we can successfully grow the business.

On December 22, 2003, we began our Leather Products segment with the acquisition of certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, we incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. We acquired Leather Craft in order to diversify our revenue streams. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. Revenues for the three months and six months ended June 30, 2004 were approximately $14,500 and $114,000, respectively. The decrease in revenue for the three months ended June 30, 2004 was primarily due to the seasonality of product orders. Leather Craft has a backlog of orders of approximately $85,000 that is scheduled for shipping in the third and fourth quarter. We believe that selectively diversifying into non-golf related industries may enable us to generate sufficient cash flow and revenues for use in the financing of our business plan and expansion of our core competency, the retail sale of golf related products and services.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Percentage of Revenue	Percentage of Gross Profit	Percentage of Revenue	Percentage of Gross Profit
Golf Retail	94.0%	91.1%	79.2%	67.8%
Leather Goods	6.0%	8.9%	20.8%	32.2%

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

June 2, 2004, the Company acquired certain assets from Game for Golf, Inc. (“Game”), including the name, for 10,000 shares of our common stock. The Company incurred a finder’s fee of $30,000 relating to the acquisition. Game sells golf accessories including golf bags, head covers and other embroidered or embossed artwork for golfers. The Company acquired Game in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Game to provide us consulting services for a period of three years. As compensation for services, each consultant receives 15,000 shares of our common stock.

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

Results of Operations

Because we are in the early stages of operations as a public company the relationships between revenue, cost of revenue and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. We expect that expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

Comparison of Three Months Ended June 30, 2004 and June 30, 2003.

Consolidated Overview

	Three Months Ended June 30,
	2004		2003
Net sales	$241,495	100.0%	$153,870	100.0%
Cost of Sales	197,017	81.6%	130,235	84.6%

Gross profit	$44,478	18.4%	$23,635	15.4%

Overall sales for the three-months ended June 30, 2004 increased by 56.9% compared to the same period in 2003. This increase was due to increased marketing activity during 2004 and the acquisition of Leather Craft in the fourth quarter of 2003. Gross margin as a percentage of sales improved by 19.5% due to cost controls and increased revenues.

Golf Retail Segment

	Three Months Ended June 30,
	2004		2003
Net sales	$226,937	100.0%	$153,870	100.0%
Cost of Sales	186,417	82.1%	130,235	84.6%

Gross profit	$40,520	17.9%	$23,635	15.4%

Sales in the Golf Retail segment increased approximately 47 percent, or approximately $73,000 for the three month period ended June 30, 2004 compared to 2003. In July 2003, we began managing the website golfwarehouse.com in which we had sales increase of approximately $100,000 for the three month period ended June 30, 2004 compared to the same period in 2003.

Leather Products Segment

	Three Months Ended June 30,
	2004		2003
Net sales	$14,558	100.0%	$—	—
Cost of Sales	10,599	72.8%	—	—

Gross profit	$3,958	27.2%	$—	—

Sales in the Leather Products segment increased by $14,558 for the three month period ended June 30, 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003.

Operating Expenses

	Three Months Ended June 30,
	2004		2003
Selling, general and administrative	$691,124	100.0%	$252,325	100.0%

Selling, general and administrative expenses. Selling, general and administrative expenses were $691,124 in the second quarter of 2004 compared to $252,325 in 2003, a net increase of $438,799. In September 2003, we signed an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist us in all of our financial activities. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is eleven months. During the three months ended June 30, 2004, a $243,337 non-cash expense was recorded for the amortization of this prepaid expense. In addition, in 2004 there was a $141,875 non-cash expense for the amortization of deferred restricted stock based compensation. The additional increase in 2004 is due to expenses incurred related to being a publicly traded company.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $60,411 for the three month period ended June 30, 2004, compared to $8,309 for the same period in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. On August 4, 2004 the principal amount of the note was converted into 714,285 shares of our common stock pursuant to promissory note conversion agreement that we entered into on June 14, 2004.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003.

Consolidated Overview

	Six Months Ended June 30,
	2004		2003
Net sales	$548,521	100.0%	$251,455	100.0%
Cost of Sales	447,228	81.5%	220,791	87.8%

Gross profit	$101,293	18.5%	$30,664	12.2%

Overall sales for the six month period ended June 30, 2004 increased by 118% compared to the same period in 2003. This increase was due to increased marketing activity during 2004 and the acquisition of Leather Craft in the fourth quarter of 2003. Gross margin as a percentage of sales improved by 51.6% due to cost controls and increased revenues.

Golf Retail Segment

	Six Months Ended June 30,
	2004		2003
Net sales	$434,702	100.0%	$251,455	100.0%
Cost of Sales	366,072	84.2%	220,791	87.8%

Gross profit	$68,630	15.8%	$30,664	12.2%

Sales in the Golf Retail segment increased approximately 73 percent, or $183,247 for the six month period ended June 30, 2004 compared to 2003. In July 2003, we began managing the website golfwarehouse.com in which we had sales increase of approximately $134,000 for the six month period ending June 30, 2004 compared to the same period in 2003. The remaining increase in the Golf Retail segment was the result of having adequate financing that allowed us to make inventory purchases in a timely manner.

Leather Products Segment

	Six Months Ended June 30,
	2004		2003
Net sales	$113,819	100.0%	$—	—
Cost of Sales	81,155	71.3%	—	—

Gross profit	$32,664	28.7%	$—	—

Sales in the Leather Products segment increased by $113,819 for the six month period ended June 30, 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003.

Operating Expenses

	Six Months Ended June 30,
	2004		2003
Selling, general and administrative	$1,384,803	100.0%	$579,483	100.0%

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,384,803 in the six month period ended June 30, 2004 compared to $579,483 for the same period in 2003, a net increase of $805,320. In September 2003, we signed an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist us in all of our financial activities. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is eleven months. During the six months ending June 30, 2004, a $492,352 non-cash expense was recorded for the amortization of this prepaid expense. Also in 2004 there was a $287,555 non-cash expense for the amortization of deferred restricted stock based compensation. The additional increase in 2004 is due to expenses incurred related to being a publicly traded company.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $95,492 for the six month period ended June 30, 2004, compared to $8,511 for the same period in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion.

Gain on Settlement of Liabilities. Gain on settlement of liabilities was $207,964 for the six month period ended June 30, 2004 compared to $0 for the same period in 2003. This gain was the result of our determination that nothing was owed for these obligations in March of 2004.

Liquidity and Capital Resources

We had cash balances totaling approximately $234,000 as of June 30, 2004. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period. Currently, we have not experienced significant additional cash flows from operations from our acquisition of Leather Craft Technology or Game for Golf, Inc.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through its online retail store and our retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three months and six months ended June 30, 2004 and 2003, no allowance for returns was recorded because the estimated amounts were immaterial.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Changes in Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not Applicable

(c)	On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder purchased a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share. We sold the promissory note in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. The issuance of these securities was undertaken without general solicitation or advertising. The purchaser represented to us that, among other things, it was acquiring the promissory note for investment purposes only and not with a view towards public distribution and that it was an “accredited investor” within the meaning of Rule 501 of Regulation D.

On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 651,189 shares of common stock to satisfy the promissory note conversion agreement.

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

Date: August 10, 2004

LIQUIDGOLF HOLDING CORPORATION

By:	/s/ DWAIN BRANNON
Name:	Dwain Brannon
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ ALLAN WOODLIEF	August 10, 2004
Name:	Allan Woodlief (Date)
Title:	Chief Financial Officer

By:	/s/ DWIGHT DAY	August 10, 2004
Name:	Dwight Day (Date)
Title:	Director

By:	/s/ SKIP MCELVERY	August 10, 2004
Name:	Skip McElvery (Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.