Form 10QSB
period 2004-09-30
Horizon Holding CORP
filed 2004-11-15
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1017 W. Orange Blossom Trail

Apopka, Florida 32712

(407) 889-7577

(Address and telephone number of principal executive offices)

LIQUIDGOLF HOLDING CORPORATION

1017 W. Orange Blossom Trail

Apopka, Florida 32712

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 05, 2004 was 12,659,063 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

HORIZON HOLDING CORPORATION

(Formerly LIQUIDGOLF HOLDING CORPORATION)

FORM 10-QSB

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Consolidated Balance Sheet

September 30, 2004
(UNAUDITED)
Assets

Current assets:
Cash and cash equivalents	$303,546
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	51,000
Inventories, net	166,679
Prepaid expenses	897,560

Total current assets	1,453,785

Property and equipment, net	22,255
Goodwill	108,400
Other assets	25,072

Total assets	$1,609,512

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$271,405
Other current liabilities	132,352

Total current liabilities	403,757

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,694,063 shares issued and 12,659,063 shares outstanding	12,694
Additional paid-in capital	36,578,321
Deferred stock-based employee compensation	(395,208)
Accumulated deficit	(34,961,773)

1,234,034

Less treasury stock, at cost	(28,279)

Total stockholders’ equity	1,205,755

Total liabilities and stockholders’ equity	$1,609,512

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$302,003	$239,042	$850,524	$490,497
Cost of sales	244,314	199,766	691,542	420,557

Gross profit	57,689	39,276	158,982	69,940

Operating expenses:
Sales and marketing	60,394	12,952	84,125	232,564
General and administrative (inclusive of non-cash stock-based employee compensation of $141,874 and $429,430 and $172,292 and $172,292 for the three months and nine months ended September 30, 2004 and 2003, respectively	671,088	657,554	1,993,319	968,580
Technology and content	18,508	15,003	49,097	56,928
Depreciation and amortization	4,081	3,823	12,333	10,744

Total operating expenses	754,071	689,332	2,138,874	1,268,816

Loss from operations	(696,382)	(650,056)	(1,979,892)	(1,198,876)

Other income (expense):
Interest income	272	—	1,360	—
Interest expense	(522)	(3,559)	(97,103)	(12,070)
Gain on settlement of liabilities	—	—	207,964	—

Net other (expense) income	(250)	(3,559)	112,221	(12,070)

Net loss	$(696,632)	$(653,615)	$(1,867,671)	$(1,210,946)

Net loss per share – basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.15)

Weighted average shares outstanding used in calculating basic and diluted loss per share	11,278,476	8,599,256	10,909,842	8,227,125

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:

Net loss	$(1,867,671)	$(1,210,946)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of employee stock-based compensation	429,430	172,292
Amortization of prepaid consulting fees	—	327,000
Stock issued to directors for services	4,904	—
Amortization of stock issued for services	735,750	—
Depreciation and amortization	72,333	10,744
Gain on settlement of liabilities	(207,964)	—
Changes in operating assets and liabilities:
Accounts receivable	(51,000)	—
Inventories	109,497	(62,338)
Other current assets	19,835	6,035
Other assets	(245)	—
Accounts payable	(99,171)	78,147
Accrued expenses	(25,995)	25,773

Net cash used in operating activities	(880,297)	(653,293)

Cash flows from investing activities:
Purchase of Game for Golf, Inc.	(30,000)	—
Purchase of property and equipment	(2,279)	(12,664)

Net cash used in investing activities	(32,279)	(12,664)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	805,310
Payments on notes payable	—	(120,910)
Payments on deferred loan costs	(60,000)	—
Payments on capital lease	(9,835)	(7,568)
Fees paid to issue convertible debt	—	(63,650)
Fees paid to convert note	(30,000)	—
Payment of fractional merger shares		(167)
Proceeds from note payable	600,000	—
Redemption of preferred stock	—	(69,375)
Proceeds from sale of common stock	308,154	787,000
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	(40,200)

Net cash provided by financing activities	788,319	1,340,440

Net (decrease) increase in cash and cash equivalents	(124,257)	674,483

Cash and cash equivalents, beginning of period	427,803	138,884

Cash and cash equivalents, end of period	$303,546	$813,367

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Consolidated Statements of Cash Flows, Continued

	Nine months ended September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,103	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series B Preferred Stock	$—	$14,854,395

Issuance of common stock in settlement of accrued liability	$—	$87,148

Issuance of common stock in conversion of debt	$—	$744,505

Issuance of common stock for investment banking agreement	$—	$1,962,000

Issuance of common stock in restricted stock grant	$—	$1,135,000

Issuance of common stock for purchase of Game for Golf, Inc.	$10,900	$—

Conversion of note payable to common stock	$600,000	$—

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

(1)	HISTORY AND ORGANIZATION

Formerly LiquidGolf Holding Corporation and Nomadic Collaboration International, Inc., Horizon Holding Corporation and subsidiaries (collectively the “Company”) was incorporated on February 16, 1999 under the laws of the State of Delaware and commenced operations in May 1999.

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

Name Change. On August 12, 2004, a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect its new business direction of diversifying its revenue streams.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

(1)	HISTORY AND ORGANIZATION, CONTINUED

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

Principles of Consolidation. The consolidated financial statements include the accounts of Horizon Holding Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

(3)	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $35,000,000 as of September 30, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

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

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The Company recorded Goodwill of $67,500 as the purchase price exceeds the fair values of the assets acquired by that amount. The Company expects all of the goodwill to be deductible for tax purposes.

GAME FOR GOLF, INC. On June 2, 2004, the Company acquired certain assets from Game for Golf, Inc. (“Game”), including the name, for 10,000 shares of our common stock. In addition to the issuance of common stock, the Company incurred a finder’s fee of $30,000 relating to the acquisition. Game sells golf accessories including golf bags, head covers and other embroidered or embossed artwork for golfers. The Company acquired Game in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Game to provide us consulting services for a period of three years. As compensation for services, each consultant receives 15,000 shares of our common stock.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition. The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The Company recorded Goodwill of $40,900 as the purchase price exceeds the fair values of the assets acquired by that amount. The Company expects all of the goodwill to be deductible for tax purposes.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

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

On November 5, 1999, the Board of Directors designated 8,000,000 shares of $.0001 par value preferred stock as Series B. The Company was obligated to convert each Series B share into common stock if the Company raised a minimum of $10 million in an initial public offering of its common stock. Holders of Series B preferred stock would automatically convert at a rate equal to the lesser of the conversion price of $8 per share or 50% of the per share price offered to the public in a public offering. In addition, in the event of a merger with another corporation, all outstanding shares of preferred stock would be automatically converted into common stock on a share for share basis. Series B stock had the same voting rights and privileges as common stockholders and, as a class, could elect one member of the Board of Directors. Series B prohibited declaration or payment of any dividends for any class of stock as long as Series B shares were outstanding. Series B stockholders, at their option, could require the Company to redeem their shares after November 5, 2002 at 150% of their Series B stated value of $2 per share. If the Company did not have sufficient funds to redeem all of the shares for which redemption had been requested, the Company was obligated to redeem as many shares as could have been redeemed with such funds as were available and must have redeemed such shares from the holders pro rata in accordance with the number of shares each such holder had requested be redeemed.

By April 2003, the Company had received redemption requests by Series B stockholders for 23,125 shares, amounting to $69,375. On May 30, 2003 the Company completed a reverse merger with Nomadic Collaboration International, Inc. As a result of this merger (Note 1) all remaining 1,863,845 shares of Series B preferred stock outstanding were converted to common stock on a one for one basis.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

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

Private Placement – 2004. Beginning in August 2004 and ending on or about September 30, 2004, the Company sold 1,222,831 units for total net proceeds of $308,100. Each unit consisted of one share of common stock and one warrant. Each warrant allowed the holder to purchase an additional three shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at issuance and have a contractual life of three years expiring from the date the unit was purchased.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

(7)	STOCKHOLDERS’ EQUITY, CONTINUED

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000

2000	Consulting services warrants	25,000	8.00	June-05

2000	Notes payable warrants	381,000	4.00	August-03
	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-04

2002	Class A warrants	1,220,000	1.00	May-07
	Class A warrants cancelled	(160,000)
	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

2003	Convertible Notes payable warrants	744,505	1.50	June-03

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

		—

2004	Warrants issued in connection with note payable	50,000	1.25	n/a

2004	Warrants issued in connection with sale of units	3,668,493	0.75	September-07

	Total warrants outstanding	6,744,998

	Total proceeds from warrants exercised				$746,000

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION

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

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Total revenues by segment
Golf retail	$251,003	$239,042	$685,705	$490,497
Leather goods	51,000	—	164,819	—

Total revenues by segment	$302,003	$239,042	$850,524	$490,497

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Operating profit (loss) by segment
Golf retail	$40,681	$39,276	$109,310	$69,940
Leather goods	17,008	—	49,672	—
Operating expenses	(754,071)	(689,332)	(2,138,874)	(1,268,816)
Interest expense, net	(250)	(3,559)	(95,743)	(12,070)
Gain on extinguishment of debt	—	—	207,964	—

Net income (loss)	$(696,632)	$(653,615)	$(1,867,673)	$(1,210,946)

			Sept. 30,
			2004	2003
Identifiable assets
Golf retail			$639,139	$3,009,296
Leather goods			229,829	—

Total identifiable assets			868,968	3,009,296

Corporate and other assets			740,544	2,875

Total assets			$1,609,512	$3,012,171

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Depreciation by segment
Golf retail	$3,967	$3,823	$12,067	$10,744
Leather goods	114	—	266	—

Total depreciation	$4,081	$3,823	$12,333	$10,744

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION, CONTINUED

	Nine Months Ended Sept. 30,
	2004	2003
Capital expenditures by segment
Golf retail	$—	$12,664
Leather goods	2,279	—
Other	—	—

Total capital expenditures	$2,279	$12,664

As of September 30, 2004 and 2003, the Company’s revenues have primarily been generated in the United States of America. As of September 30, 2004, all of the Company’s long-lived assets are located in the United States of America.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LIQUIDGOLF HOLDING CORPORATION)

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

(12)	SUBSEQUENT EVENTS

On December 10, 2003, the Company entered into an Internet Service Agreement (the “Agreement”) with RG Golf Inc., a Minnesota corporation (“RG Golf”), whereby the Company agreed to be the exclusive provider of golf related products and services purchased on RG Golf’s Internet website located at www.golfwarehouse.com (the “Internet Site”) for a period of twenty-four months. Pursuant to the terms of the Agreement, the Company was obligated to pay RG Golf ten percent (10%) of all of the net sales (direct sales and revenue, less returns, cancellations and any credit card charge backs) generated by the operation of the Internet Site. Since the execution of the Agreement, revenue generated pursuant to the Agreement has been approximately thirty percent (30%) of the Company’s annual total revenue.

On October 26, 2004, the Company received a letter from RG Golf’s counsel purporting to immediately terminate the Agreement because, among other things, a written agreement between RG Golf and the Company did not exist and certain alleged performance issues (the “Termination”). The Company disputes the basis for RG Golf’s Termination; however, the terms of the Agreement provide that either party may terminate without cause by giving the other party sixty (60) days written notice. In violation of the express terms of the Agreement, RG Golf has already redirected the Internet Site to another fulfillment agent. Even if RG Golf performs until the expiration of such sixty day period, the Company believes that the decline in revenue as a result of the Termination will likely have a material adverse effect on the results of operations and financial condition of the Company.

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

Our Golf Retail segment, through our website, grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. Revenues for the three months and nine months ended September 30, 2004 were approximately $302,000 and $851,000, respectively.

On December 22, 2003, we began our Leather Products segment with the acquisition of certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, we incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. We acquired Leather Craft in order to diversify our revenue streams. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. Revenues for the three months and nine months ended September 30, 2004 were approximately $51,000 and $165,000, respectively. We believe that selectively diversifying into non-golf related industries may enable us to generate sufficient cash flow and revenues for use in the financing of our business plan and expansion of our core competency, the retail sale of golf related products and services.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Percentage of Revenue	Percentage of Gross Profit	Percentage of Revenue	Percentage of Gross Profit
Golf Retail	83.1%	70.5%	80.6%	68.8%
Leather Goods	16.9%	29.5%	19.4%	31.2%

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

Plan of Operation

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond May of 2005. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

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

Results of Operations

Because we are in the early stages of operations as a public company the relationships between revenue and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. We expect that expenses will increase with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase.

Comparison of Three Months Ended September 30, 2004 and September 30, 2003.

Consolidated Overview

	Three Months Ended September 30,
	2004		2003
Net sales	$302,003	100.0%	$239,042	100.0%
Cost of Sales	244,314	80.9%	199,766	83.6%

Gross profit	$57,689	19.1%	$39,276	16.4%

Overall sales for the three-months ended September 30, 2004 increased by 26.3% compared to the same period in 2003. This increase was due to increased marketing activity during 2004 and the acquisition of Leather Craft in the fourth quarter of 2003. Gross profit increased by $18,413, or 46.9%, due to cost controls and increased revenues.

Golf Retail Segment

	Three Months Ended September 30,
	2004		2003
Net sales	$251,003	100.0%	$239,042	100.0%
Cost of Sales	210,322	83.8%	199,766	83.6%

Gross profit	$40,681	16.2%	$39,276	16.4%

Sales in the Golf Retail segment increased approximately 5 percent, or approximately $12,000 for the three month period ended September 30, 2004 compared to 2003. The increase in revenue was a result of increased advertising.

Leather Products Segment

	Three Months Ended September 30,
	2004		2003
Net sales	$51,000	100.0%	$—	—
Cost of Sales	33,992	66.7%	—	—

Gross profit	$17,008	33.3%	$—	—

Sales in the Leather Products segment increased by $51,000 for the three month period ended September 30, 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003.

Operating Expenses

	Three Months Ended September 30,
	2004		2003
General and administrative	$671,088	100.0%	$657,554	100.0%

General and administrative expenses. General and administrative expenses were $671,088 in the third quarter of 2004 compared to $657,554 in 2003, a net increase of approximately $13,500, or 2%. The increase in 2004 is due to expenses incurred related to being a publicly traded company.

The majority of our operating expenses is a direct result of an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist us in all of our financial activities that we signed in September 2003. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is eleven months. During the three months ended September 30, 2004, a $245,250 non-cash expense was recorded for the amortization of this prepaid expense. In addition, in 2004 there was a $141,874 non-cash expense for the amortization of deferred restricted stock based compensation.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $250 for the three month period ended September 30, 2004, compared to $3,559 for the same period in 2003. The decrease in interest expense is a result of the conversion of the outstanding debt into our common stock.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003.

Consolidated Overview

	Nine Months Ended September 30,
	2004		2003
Net sales	$850,524	100.0%	$490,497	100.0%
Cost of Sales	691,542	81.3%	420,557	85.7%

Gross profit	$158,982	18.7%	$69,940	14.3%

Overall sales for the nine month period ended September 30, 2004 increased by 73%, or approximately $360,000, compared to the same period in 2003. This increase was due to increased marketing activity during 2004 and the acquisition of Leather Craft in the fourth quarter of 2003. Gross margin as a percentage of sales improved by 30.7% due to cost controls and increased revenues.

Golf Retail Segment

	Nine Months Ended September 30,
	2004		2003
Net sales	$685,705	100.0%	$490,497	100.0%
Cost of Sales	576,395	84.1%	420,557	85.7%

Gross profit	$109,310	15.9%	$69,940	14.3%

Sales in the Golf Retail segment increased approximately 40%, or $195,000 for the nine month period ended September 30, 2004 compared to 2003. In July 2003, we began managing the website golfwarehouse.com in which we had sales increase of approximately $193,000 for the nine month period ended September 30, 2004 compared to the same period in 2003. The remaining increase in the Golf Retail segment was the result of having adequate financing that allowed us to make inventory purchases in a timely manner.

Leather Products Segment

	Nine Months Ended September 30,
	2004		2003
Net sales	$164,819	100.0%	$—	—
Cost of Sales	115,147	69.9%	—	—

Gross profit	$49,672	30.1%	$—	—

Sales in the Leather Products segment increased by $164,819 for the nine month period ended September 30, 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003.

Operating Expenses

	Nine Months Ended September 30,
	2004		2003
General and administrative	$1,993,319	100.0%	$968,580	100.0%

General and administrative expenses. General and administrative expenses were $1,993,319 in the nine month period ended September 30, 2004 compared to $968,580 for the same period in 2003, a net increase of $1,024,739. In September 2003, we signed an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist us in all of our financial activities. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is eleven months. During the nine months ended September 30, 2004, a $735,750 non-cash expense was recorded for the amortization of this prepaid expense. Also in 2004 there was a $429,430 non-cash expense for the amortization of deferred restricted stock based compensation.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $95,743 for the nine month period ended September 30, 2004, compared to $12,070 for the same period in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

Gain on Settlement of Liabilities. Gain on settlement of liabilities was $207,964 for the nine month period ended September 30, 2004 compared to $0 for the same period in 2003. This gain was the result of our determination that nothing was owed for these obligations in March of 2004.

Liquidity and Capital Resources

We had cash balances totaling approximately $304,000 as of September 30, 2004. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

Cash flows from financing activities. Net cash provided by financing activities was in part generated from the sale, in a private placement, of a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. Proceeds from these sales were primarily used as working capital for ongoing operations. In addition, beginning in August 2004 and ending on or about September 30, 2004, the Company sold 1,222,831 units for total net proceeds of $308,100. Each unit consisted of one share of common stock and one warrant. Each warrant allowed the holder to purchase an additional three shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at issuance and have a contractual life of three years expiring from the date the unit was purchased.

Variables and Trends

We anticipate experiencing greater sales in the fourth quarter of the calendar year, as opposed to the first, second and third quarters of the calendar year. The seasonality of our sales will be directly related to the golf season in the third quarter and the holiday season in the fourth quarter. The third and fourth quarters of the calendar year are usually our strongest revenue producing quarters as more customers are playing golf at the height of the golf season and purchasing Golf Retail for gifts for the holiday season in the fourth quarter. The first quarter of the calendar year is usually the slowest due to the winter weather and not as many customers are playing golf or purchasing Golf Retail. The second quarter of the calendar year is slow and the season is just beginning. Comparisons of our sales and operating results between different quarters within a single year are, therefore, not necessarily accurate indicators of our future performance.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through its online retail store and our retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three months and nine months ended September 30, 2004 and 2003, no allowance for returns was recorded because the estimated amounts were immaterial.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Beginning in August 2004 and ending on or about September 30, 2004, the Company sold 1,222,831 units for total net proceeds of $308,100. Each unit consisted of one share of common stock and one warrant. Each warrant allowed the holder to purchase an additional three shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable at issuance and have a contractual life of three years expiring from the date the unit was purchased. The proceeds from the sale of units will be used for working capital.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 12, 2004, the Company held its annual meeting of shareholders at which time the shareholders: (i) elected Dwain Brannon, Dwight Day, Skip McElvery, Larry Abraham and Bill Parsons as directors to hold office until the election of their successors; (ii) ratified the Company’s selection and appointment of Tedder, James, Worden & Associates, P.A. as independent auditors for 2004; (iii) approved an amendment to the Certificate of Incorporation of LiquidGolf Holding Corporation to change the name to Horizon Holding Corporation. The director nominees who received shareholder approval accepted the invitation to succeed directors on September 4, 2004. The following table indicates the voting tabulations of the shareholders present in person or by proxy at the 2004 annual meeting of shareholders:

	For	Against	Withheld
Election of Dwain Brannon	5,600,798		18,959
Election of Dwight Day	5,593,425		26,332
Election of Skip McElvery	5,076,702		543,055
Election of Larry Abraham	5,600,694		19,063
Election of Bill Parsons	5,600,798		18,959
Appointment of Tedder, James, Worden & Associates, P.A.	5,461,478	21,857	135,422
Amended the Certificate of Incorporation to change the name	5,487,498	3,939	128,320

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

Date: November 15, 2004

HORIZON HOLDING CORPORATION

By:	/s/ Dwain Brannon
Name:	Dwain Brannon
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	November 15, 2004 (Date)
Name:	Allan Woodlief
Title:	Chief Financial Officer

By:	/s/ Dwight Day	November 15, 2004 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ Skip McElvery	November 15, 2004 (Date)
Name:	Skip McElvery
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.