Form 10KSB
period 2004-12-31
Horizon Holding CORP
filed 2005-04-15
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-27131

HORIZON HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1583 E Silver Star Rd #346, Ocoee, Fl	34761
(Address of principal executive offices)	(Zip Code)

(407) 889-7577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues from continuing operations for most recent fiscal year: $909,272.

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $2,578,946 as of April 12, 2005 based upon the closing price of the Registrant’s common stock reported for April 12, 2005.

The number of shares of common stock of the Registrant outstanding as of March 31, 2005 was 12,894,729.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are an online community for golfers that provides an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” On September 29, 2003 the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect its new business direction of diversifying its revenue streams. In November of 2004 the board of directors decided to discontinue the operations of Leather Craft due to a lack of sales sufficient to support the continued operation of Leather Craft. In addition the Company closed it retail golf operation and is going to focus on golf web site operations, by seeking to partner with an experienced golf e-tailer.

Summary of Merger with Nomadic Collaboration International, Inc.

Effective May 30, 2003, LGC Acquisition Company, a Delaware corporation and wholly owned subsidiary of Nomadic Collaboration International, Inc., a Nevada corporation, merged with and into LiquidGolf Corporation, a Delaware corporation, such that LiquidGolf Corporation was the surviving entity, and by virtue thereof, LiquidGolf corporation became a wholly owned subsidiary of Nomadic Collaboration. In preparation for the merger, the common stock of Nomadic Collaboration was reverse split on a 150-to-1 basis effective January 23, 2003; consequently, the 33,002,348 issued and outstanding shares of Nomadic Collaboration common stock became approximately 220,016 post split shares, subject to rounding up of fractional shares. As consideration for the merger: (i) every three shares of LiquidGolf Corporation’s common stock was exchanged for one share of Nomadic Collaboration’s common stock; (ii) every warrant to purchase LiquidGolf Corporation’s common stock was cancelled and exchanged, on a one-for-one basis, for warrants to purchase Nomadic Collaboration’s common stock; and (iii) fractional shares of LiquidGolf Corporation were paid in cash at the rate of two dollars ($2.00) per share multiplied by the share fraction. After consummation of this merger, stockholders of LiquidGolf Corporation held approximately 96% of Nomadic Collaboration’s issued and outstanding common stock. Thereafter, Nomadic Collaboration’s articles of incorporation were amended and restated to, among other things, change Nomadic Collaboration’s name to LiquidGolf Holding Corporation, which became effective June 2, 2003 and the trading symbol was changed to LQDG effective June 9, 2003. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation. Additionally the trading symbol was changed to HRZH.

As a direct result of this merger, and assuming exercise of the warrants, ownership of the Company’s common stock (on a fully diluted basis) by (i) the stockholders and former warrant holders of LiquidGolf Corporation, as a group, and (ii) the pre-merger Nomadic stockholders, as a group, as of May 30, 2003, was as follows:

Group of Stockholders	Number of Shares of LiquidGolf Holding Corporation Common Stock(1)	Percentage Ownership(1)
Former LiquidGolf Corporation Stockholders	5,784,162	53.33%
Former LiquidGolf Corporation Warrant Holders (1)	3,046,000	28.08%
Nomadic Stockholders	216,703	2.00%
PanAmerica Capital Group (2)	1,800,000	16.59%

Total	10,846,865	100.00%

(1)	Assumes the exercise of all warrants into shares of common stock.

(2)	Represents shares of common stock issued subsequent to the closing of the merger pursuant to an investment banking agreement with PanAmerica Capital Group, and does not include shares held prior to the effective time of the merger.

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

Business Strategy

Golfers are an appealing demographic group, in terms of income and purchasing power, to target as a business opportunity. Our business has only availed itself of a small portion of the golf industry. The principal elements of our business strategy are:

Expanding our online community and sales. E-commerce is the sole part of our operations and source of revenue. We have built one of the leading online golf communities and golf e-tailing sites on the Internet. Our website, www.liquidgolf.com, will offer a wide variety of golf products. We have successfully built an online community of over 90,000 registered members and continue to expand this base by providing those members with additional opportunities to participate in the world of golf. We believe that by partnering with an experienced golf retailer that has golf specific e-commerce experience, we will be able to bring the golf operations to profitability.

Selectively Expanding our Business Beyond Golf. We plan to explore other business opportunities outside the golf industry to increase our revenue base, sustain existing operations and enhance our ability to implement our growth plans. We believe that attractive diversification opportunities are currently available.

Strategic Relationships. We have engaged several key strategic relationships to increase our access to all golfers and build brand recognition. Our principal strategic alliance and relationship is with The Golf Channel. Chaired by Arnold Palmer, The Golf Channel is available throughout the United States, Canada and Japan through cable, satellite and wireless providers. The programming schedule includes live golf coverage of major golf tournaments, original programming, a nightly golf news show, a live call-in talk show, a live weekly call-in show featuring viewers’ feedback on current golf events; Leaderboard Report, a statistical weekly recap of tournament play; and The Golf Channel Academy, a series of half-hour instructional programs. We have purchased advertising time at a discount, and believe that we can increase our exposure to the world of golfers, improve our brand name recognition and tap into additional sources of revenue through The Golf Channel’s global marketing channels.

Products and Services

e-Commerce. When operating, (our web site was being developed and was not operating from March 1, 2005 to April 14, 2005) we offer over 10,000 products, which we believe is a wider selection of products than is offered by most golf retailers. We offer a majority of the well-known brands in the golf industry such as Callaway, Taylor Made, Adams and Titleist. We also offer shoes, accessories, and a variety of other products. We obtain most of our inventory directly from manufacturers and an extensive network of suppliers, which offers us favorable selection, pricing, quality and quantity terms. We carry only name brand merchandise, which we believe is integral to maintaining strong relationships with major manufacturers. We currently derive nearly 100% of our revenue from the sale of golf equipment, merchandise and accessories.

Customer Service

Customer service and satisfaction are important facets to our success and business strategy. Since approximately 35% of our business is from repeat customers, we believe that it is important for us to focus on customer service. Our e-commence golf partner has employees that are members of the Professional Golf Association who comprise our customer service team and assist our customers with such matters as product selection and instruction. We monitor all online orders from the time they are placed through delivery by providing numerous points of electronic, telephone and personal communication to customers. We confirm all online orders and shipments by e-mail within the hour. All non-custom products are shipped within one day of being ordered. We generally do not charge for shipping and handling. Custom fit club orders are generally filled within 10 to 14 days. We provide our customers with an informed source of expertise (over our toll free customer service telephone line) to assist them in selecting golf clubs and products.

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

•	Advertising. Our advertising is designed to build brand equity, create awareness, and generate initial purchases of our services or merchandise. We use a mix of broadcast media which includes of television and e-mail newsletters.

•	Direct Marketing. We are exploring non-traditional Internet methods of advertising such as direct marketing through mailing lists. We plan on using mailing lists and other methods to reach out to consumers who are hesitant to buy over the Internet but would feel comfortable calling a toll free number.

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

We believe golfers make their purchase decisions based on price, the feel of equipment, word-of-mouth and magazines or other advertisements. We believe that our ability to compete depends upon many factors, including:

•	the market acceptance of our online store and services;

•	the success of our sales and marketing efforts;

•	the performance and reliability of our services;

•	the price of our products; and

•	the effectiveness of our customer service and support efforts.

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

Employees

We have assembled a management team led by our CEO, and our Chairman, Dwain Brannon. We had 4 full time employees as of January 1, 2004. As a result of discontinuing the leather products business and partnering with our e-commerce golf partner we have reduced our staff to 1 full time and 1 part time employee. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes vacations, medical coverage, and restricted stock grants.

Intellectual Property

We regard our intellectual property rights as critical to our success. Further, we rely on copyright law, trade secret protection, confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. Currently, we hold a perpetual, royalty free, exclusive license to use the term liquidgolf.com in connection with on-line and traditional retail store services featuring sporting goods and sporting equipment. Among other things, maintenance of our license requires us to achieve annual gross sales of $3,000,000 of sporting goods and equipment under the term liquidgolf.com. Over the term of our operating history we have not consistently achieved this annual gross sales threshold. If we are unable to perform all of the conditions required to maintain our license, including the achievement of the specified level of gross sales, our license to use the term liquidgolf.com may be terminated, which would likely cause some harm to our business prospects and operating results, the magnitude of which would depend on many factors such as our ability to redirect on-line traffic to a different Internet website, and our ability to carryover our brand identity, name awareness and goodwill to a new name. Additionally, we may also incur substantial costs in asserting our intellectual property or proprietary rights against others, including our license to use the term liquidgolf.com, and/or defending any infringement suits brought against us, and there can be no assurance that we would be successful in asserting or defending our intellectual property rights.

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

We have incurred net losses and negative cash flows from operations in all of the quarters since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2004. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance additional capital will be available on acceptable terms, if at all.

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

SINCE WE HAVE A LIMITED OPERATING HISTORY, IT MAY BE DIFFICULT FOR YOU TO ASSESS OUR BUSINESS AND FUTURE PROSPECTS.

We launched our website and began selling products through our online store in June 1999. We opened our single brick and mortar retail store in July 2002 and closed it in January 2005. As a consequence, we have a limited operating history available to evaluate our business and prospects. You should consider our prospects in light of the following risks, expenses and uncertainties, particularly those that rely, in part, on the e-commerce market:

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

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of our Chief Executive Officer, Dwain Brannon. While we have an employment agreement in place with Mr. Brannon until December 31, 2005, we have not obtained any “key man” or other insurance in connection with the life or employment of Mr. Brannon. The loss of Mr. Brannon’s services could have a material adverse affect on our business, operational results and financial condition.

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

THERE CAN BE NO ASSURANCE THAT OUR WEBSITE CAN HANDLE INCREASED TRAFFIC OR THAT WE CAN PREVENT UNAUTHORIZED SECURITY BREACHES.

The key element of our strategy is to generate a high volume of traffic on, and use of, our website. Accordingly, the satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our Internet revenues will depend on the number of visitors who shop on our website and the volume of orders we can fill on a timely basis. Problems with our website or order fulfillment performances would reduce the volume of goods sold and the attractiveness of our merchandise and could also adversely affect consumer perception of our brand name. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we may be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.

The success of our website depends on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effectively secure transmission of confidential information, such as consumer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse affect on our reputation, business, operating results and financial condition. The party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

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

OUR BRAND MAY NOT ATTAIN SUFFICIENT RECOGNITION.

We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to develop and expand our operations. The number of Internet sites and retail stores that offer competing services, many of which already have well-established brands in online services or the retail golf equipment industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of our website will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. To attract and retain online users, and to promote and maintain our operations in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining a strong brand loyalty among customers. This will require significant expenditures on advertising and marketing. If we are unable to provide high-quality online services or customer support, or otherwise fail to promote and maintain our website, or if we incur excessive expenses in an attempt to promote and maintain our website, our business prospects, operating results and financial condition would be materially and adversely affected.

A SIGNIFICANT PART OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF ELECTRONIC COMMERCE.

For the foreseeable future our revenues and profits, if any, will depend substantially upon the acceptance and use of the Internet and other online services as an effective medium of commerce by our target customers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Acceptance and use of the Internet and other online services may not continue to develop at historical rates and a sufficiently broad base of consumers may not continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Our target customer has historically used traditional means of commerce to purchase golf equipment and apparel. For us to be successful, these customers must accept and use our online pro shop to satisfy their golf equipment and apparel needs. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of other reasons beyond our control, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users and bandwidth growth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet could result in slower response times and adversely affect usage of the Internet generally and our online store in particular.

WE HAVE LIMITED INTELLECTUAL PROPERTY RIGHTS, AND MAINTENANCE OF SUCH RIGHTS IS UNCERTAIN.

We regard our intellectual property rights as critical to our success. Further, we rely on copyright law, trade secret protection, confidentiality and license agreements with our employees, customers, partners and others to protect our proprietary rights. Currently, we hold a perpetual, royalty free, exclusive license to use the term liquidgolf.com in connection with on-line and traditional retail store services featuring sporting goods and sporting equipment. Among other things, maintenance of our license requires us to achieve annual gross sales of $3,000,000 of sporting goods and equipment under the term liquidgolf.com. Over the tern of our operating history we have not consistently achieved this annual gross sales threshold. If we are unable to perform all of the conditions required to maintain our license, including the achievement of the specified level of gross sales, our license to use the term liquidgolf.com may be terminated, which would likely cause some harm to our business prospects and operating results, the magnitude of which would depend on many factors such as our ability to redirect on-line traffic to a different Internet website, and our ability to carryover our brand identity, name awareness and goodwill to a new name. Additionally, we may also incur substantial costs in asserting our intellectual property or proprietary rights against others, including our license to use the term liquidgolf.com, and/or defending any infringement suits brought against us, and there can be no assurance that we would be successful in asserting or defending our intellectual property rights.

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

Horizon Holding’s competition includes:

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

OUR SUCCESS DEPENDS ON THE CONTINUED POPULARITY OF GOLF AND THE GROWTH OF THE MARKET FOR GOLF-RELATED PRODUCTS.

We generate all of our net revenues from the sale of golf-related equipment and accessories. The demand for our golf products is directly related to the popularity of golf. The number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the PGA, also effects the sales of our golf equipment and golf-related apparel. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

All of our operations, including our retail sales, were based in our 4,000 square foot facility located at 1017 West Orange Blossom Trail, in Apopka, Florida. The facility was leased from Victoria Plaza, Inc. The lease originally expired on July 31, 2007. Pursuant to the terms of the lease, however, we have the ability to terminate the lease at anytime upon 60 days’ notice. We gave that notice on December 27, 2004, paid a $10,000 termination fee, and vacated that facility on February 28, 2005. Our current address is 1583 E Silver Star Rd. #346, Ocoee, FL 34761.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “HRZH.OB.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the past two years. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. We have a total of 550 stockholders of record as of March 31, 2005.

	High[1]	Low[1]
Fiscal 2004
First Quarter	$3.10	$1.05
Second Quarter	$3.25	$1.05
Third Quarter	$1.45	$0.75
Fourth Quarter	$1.00	$0.35
Fiscal 2003
First Quarter	$3.24	$2.75
Second Quarter	$3.10	$0.15
Third Quarter	$3.50	$2.75
Fourth Quarter	$3.25	$2.00

[1]	Prices are adjusted to reflect reverse stock splits

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

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender had the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.

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

Commencing on or about August 14, 2004 the Company offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share. As of March 21, 2005 the Company has sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2004. The underlying compensation plan has been previously approved by a vote of the shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding option, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,500,000	$1.00	146,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total:	1,500,000	$1.00	146,000

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

General Discussion

We market and sell golf equipment and accessories to golfing consumers. We operated from a brick and mortar retail store located in Apopka, Florida, and via the Internet through an online golf community website www.liquidgolf.com. In January of 2005 we closed our retail store located in Apopka, Florida and in November of 2004 discontinued our operation of our leather goods segment. In 2004 revenue from our retail store and website accounted for nearly 81% of our total revenues. Revenue from Leather Craft Technology Corporation accounted for nearly 19% of our total revenues. Specifically, we currently derive 100% of our revenue from the sale of golf equipment, merchandise, and accessories via our website.

Our website business grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. This situation continued through out 2004 and 2003. Revenues for the twelve months ended December 31, 2004 of approximately $1,116,000 (from continuing operations and discontinued operations) was in accordance with our expectations due to our downsized operations and limited operating funds. We believe that we will be able to partner with an experienced golf retailer to provide customer service and order fulfillment to bring our golf operations to a positive cash flow position. As a result of this our revenue reported will only be 6-7% of our billings through our web site but our cash expenses will be significantly reduced and are expected to be 2-3% of our historical cash expenses.

On December 22, 2003, we began our Leather Products segment with the acquisition of certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, we incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. We acquired Leather Craft in order to diversify our revenue streams. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. Revenues for the twelve months ended December 31, 2004 was $206,954.

June 2, 2004, the Company acquired thorough its subsidiary Leather Craft certain assets from Game for Golf, Inc. (“Game”), including the name, for 10,000 shares of our common stock. In addition to the single stock payment, the Company incurred a finder’s fee of $30,000 relating to the acquisition. Game sells golf accessories including golf bags, head covers and other embroidered or embossed artwork for golfers. The Company acquired Game in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Game to provide us consulting services for a period of three years. As compensation for services, each consultant receives 15,000 shares of our common stock.

Our Leather Products segment revenue for the twelve months ended December 31, 2004 was approximately $206,900. This was well below our expectations and led us to discontinue these operations in December of 2004.

As a result of discontinuing the operations of our Leather Products segment and the anticipation of out sourcing certain aspects of the operation of our Internet website; the Company now only has two employees. Allan Woodlief was named President in addition to being the CFO. In addition to his financial responsibilities Mr. Woodlief is responsible for the remaining limited operations. Dwain Brannon continues to the Company’s CEO, Chairman of the Board and Secretary, his responsibilities are limited to merger and Acquisition Activities.

Plan of Operation

We plan to grow our business through the acquisition of or merger with one or more companies seeking to gain access to the public securities market. There can be no assurance that we will be able to successfully complete any acquisitions or mergers. If we are able to complete any acquisitions or mergers there can be no assurance that we will be able to obtain terms favorable to the Company.

We have not generated sufficient operating revenue or had access to sufficient capital to implement our business plan to grow and expand our website. Since our revenues from operations alone are not likely to provide sufficient capital to allow us to implement our acquisition and merger plans, we must secure a source of additional capital.

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond April of 2005. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

Results of Operations

We are in the early stages of operations as a public company with the pending outsource of certain online operations. As a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this annual report do not represent future expected financial relationships. We expect that total cash expenses will decrease with the implementation of our operating plan, but at a much slower rate of growth than the corresponding revenue decrease.

We managed our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the Golf Retail sales and Leather Products sales. The leather goods segment has been discontinued.

Comparison of fiscal year ended December 31, 2004 to fiscal year ended December 31, 2003

Consolidated Financial Information

	2004	2003
	Amount	Amount
Net sales	$909,272	$781,339
Cost of sales	759,704	668,903
Gross profit	149,568	112,436
General and administrative expenses	2,369,064	1,489,418
Interest expense, net	95,348	12,377
Write down of impaired assets	10,809	—
Discontinued operations	306,094	—
Gain on extinguishment of debt	(310,125)	—

Net Sales. Net sales from continuing operations were $909,272 in 2004 an increase of approximately 16% from $781,339 in 2003. This increase was due to increased marketing activity during 2004.

Cost of Sales. Cost of sales from continuing operations was $759,704 in 2004, an increase of approximately 14% from $668,903 in 2003. This increase was the result of a 16% increase in net sales. Although cost of sales increased during 2004, its percentage to net sales has decreased from 86% in 2003 to 84% in 2004.

Gross Profit. Gross profit from continuing operations was $149,568 in 2004, an increase of approximately 33% from gross profit of $112,436 in 2003. This increase is consistent with our 16% increase in net sales.

Golf Retail Segment

	2004	2003
	Amount	Amount
Net sales	$909,272	$781,339
Cost of sales	759,704	668,903

Sales in the Golf Retail segment increased approximately 16%, or $127,933 in 2004 compared to 2003. The increase in the Golf Retail segment was the result of increased marketing activity during 2004.

Leather Products Segment

	2004	2003
	Amount	Amount
Net sales	$206,954	$—
Cost of sales	147,910	—

Sales in the Leather Products segment increased by $206,954 for 2004 compared to 2003. The increases in revenue are due to the acquisition of Leather Craft Technology, Inc. in December 2003. In November of 2004 the Company discontinued its leather goods product segment. Accordingly, this activity has been reported as a component of discontinued operations.

Operating Expenses

	2004	2003
	Amount	Amount
General and administrative	$2,869,064	$1,489,418

General and Administrative. General and Administrative expenses were $2,369,064 in 2004, an increase of 59% from $1,489,418 in 2003. In 2004, a $981,000 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. This was a 72% increase from $572,000 in 2003. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement is five months. The additional increase in 2004 is due to a $572,324 non-cash expense for the amortization of deferred restricted stock compensation an increase of 80% from $317,083 in 2003.

Other Income and Expenses

Interest income and expense, net. Net interest expense was 95,348 in 2004, a net increase of 67% from $12,377 in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder and loan cost of $60,000. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

Write down of impaired assets. Write down of impaired assets increased $13,089 or 100% in 2004. This increase was due to the write down of certain property and equipment that was abandoned or sold when we discontinued our Leather Products operations and closed our golf retail facility in February 2005. The portion of this impairment related to the leather goods product segment has been reported as a component of discontinued operations

Gain on extinguishment of debt. Gain on settlement of liabilities was $310,125 for 2004 compared to $0 for the same period in 2003. This gain was the result of our determination that this was not owed for these obligations in 2004 or were obtained through negotiations with our vendors in 2004.

Write down of Goodwill. Write down of Goodwill was $108,400 for 2004 compared to $0 for the same period in 2003. This write down was due to the discontinuing the operations of our Leather Products segment. This amount is included in the loss form discontinued operations of $306,094.

Liquidity and Capital Resources

We had cash balances totaling approximately $249,000 as of December 31, 2004. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

We believe that we will require an additional $300,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from a secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

On or about August 14, 2004 the Company the $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share. As of March 21, 2005 the Company has sold $371,185 in units to 12 accredited investors.

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

We have a limited operating history in connection with the operation of our web site. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history and our plan to outsource certain operations of our Internet website.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. Revenue is earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. The Company provides for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2004 and 2003, no allowance for returns was recorded because the estimated amounts were immaterial.

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

Stock-Based Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost is recognized for our restricted stock granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. However, we know that the adoption of this new statement will have a significant impact on the results of operations and net income per share as we will be required to expense the fair value of all share based payments.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages F-1 through F-18 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names of our executive officers and directors, their ages as of March 1, 2005, and the positions currently held by each are as follows:

Name	Age	Position
Dwain Brannon	43	Chief Executive Officer, Secretary and Director
Larry Abraham	66	Director
William Parsons	57	Director
Dwight Day	41	Director
Skip McElvery	58	Director
Allan Woodlief	47	President and Chief Financial Officer

Dwain Brannon — Mr. Brannon has served as our Chief Executive Officer since the Board of Directors appointed him to such offices following the close of the merger with Nomadic Collaboration on May 29, 2003. Mr. Brannon has been a Director since August 13, 2003. Subsequently, on October 27, 2003, Mr. Brannon was appointed by the Board of Directors to serve as Secretary. From 1998 to the present, Mr. Brannon has been the president and owner of Brannon Capital, a consulting firm. From 2000 to December 2004 Mr. Brannon has been president of LiquidGolf Corporation, our wholly owned subsidiary. From 1996 to 1998 Mr. Brannon was a salesman for MarketShare, Inc., an advertising company. Mr. Brannon earned an A.A. degree in Marketing and Merchandising from Spartanburg Methodist College in 1981.

Larry Abraham — Mr. Abraham has been the president of AMDG, Ltd., since 1983. Mr. Abraham has been the Chairman for PanAmerican Capital Group since 1998 and is also the Chairman of Bell House Ventures. Additionally, Mr. Abraham sits on various boards of directors and is a partner in two venture capital partnerships. Mr. Abraham attended Ganzaga University in Spokane and University of Puget Sound, Tacoma Washington.

William Parsons — Mr. Parsons was a Partner with Arthur Anderson from 1992-2002. Mr. Parsons is currently an Executive Vice President and Partner with SENN-Delaney Leadership, where he has been since 2002. In addition, Mr. Parsons is the general partner of Parsons Partners. Mr. Parsons received his Bachelor of Science degree at Clarkson University and his Masters in Business Administration from UCLA.

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

Allan Woodlief — Mr. Woodlief has served as our Chief Financial Officer since January 2004 and was named President in December 2004. Mr. Woodlief has served as Vice President and Chief Financial Officer of LiquidGolf Corporation, our wholly owned subsidiary, since July 1999. Prior to joining LiquidGolf Corporation, Mr. Woodlief served for 14 years with IKON Office Solutions and recently served as Chief Financial Officer of the Florida division of IKON Office Solutions.

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

We have established an Audit Committee, Executive Compensation Committee and a Restricted Stock Plan Distribution Committee.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Messrs. Day, McElvery, both of whom are non-employee directors, and Woodlief. The Board of Directors has not adopted a written charter of the Audit Committee. As CFO, Mr. Woodlief is not considered “independent” as that term is defined by Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee met 5 times in 2004. The Board of Directors has determined that it does not have a “financial expert,” as defined in Item 401 of Regulation S-B. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because we cannot afford director and officer liability insurance, it is difficult to attract qualified candidates to serve on the Board of Directors.

The Executive Compensation Committee reviews and recommends to the Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us. The Executive Compensation Committee currently consists of Messrs. Day and McElvery, both of whom are non-employee directors. None of our executive officers or directors presently serves, or has served, on the Executive Compensation Committee of another company whose executive officers or directors served on our Board of Directors. Members of our Board of Directors own our common stock, as further described in, the “Principal Stockholder’s” section of this prospectus. The Executive Compensation Committee met 1 time in 2004.

The Restricted Stock Plan Distribution Committee selects eligible persons to receive restricted stock awards under the Company’s 2003 Restricted Stock Plan, determines the number of restricted stock awards to be granted – the number of shares of common stock to which such restricted stock awards will relate, specifies times at which restricted stock awards will be vested, sets other terms and conditions of restricted stock awards, prescribes forms of restricted stock award agreements, interprets and specifies rules and regulations relating to the 2003 Restricted Stock Plan, and makes all other determinations that may be necessary or advisable for the administration of the 2003 Restricted Stock Plan. Members of our Restricted Stock Plan Distribution Committee include Messrs. Brannon, Day and McElvery. The Restricted Stock Plan Distribution Committee met 2 times in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments to these forms furnished to us, each of the following parties, who are subject to the reporting requirements of Section 16(a) of the Exchange Act, were delinquent in filing all such required reports with respect to fiscal year 2004:

Allan Woodlief – Mr. Woodlief failed to file a Form 4 regarding shares received pursuant to our 2003 Restricted Stock Plan.

Dwight Day – Mr. Day failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Skip McElvery – Mr. McElvery failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Harmon Burns – Mr. Burns failed to file a Form 3 regarding shares he acquired that increased his ownership over ten percent of the outstanding stock of the company.

The Company has taken steps to educate its officers, directors and ten percent owners regarding their personal reporting obligations and has provided them with additional information to prevent further delinquent filings.

Code of Ethics

The Company has adopted the Horizon Holdings Corporation Code of Ethics (the “Code of Ethics”) which applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. If we make any substantive amendments to the Code of Ethics or grant to our Chief Executive Officer or Chief Financial Officer any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

We did not have any other executive officers or other employees serving at the end of fiscal year 2004 whose total annual salary and bonus exceeded $100,000. The following table sets forth certain information regarding the compensation our Chief Executive Officer for 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (1)	All Other Compensation
Dwain Brannon Chief Executive Officer, Secretary and Director	12/31/04	$99,092		—	—

Dwain Brannon Chief Executive Officer, Secretary and Director	12/31/03	$90,000		1,000,000

Ricardo Garcia de Paredes Carbone Chief Executive Officer	12/31/02	-0-		—	—

(1)	Represents shares received pursuant to the Company’s 2003 Restricted Stock Plan.

Employment Agreements

On May 30, 2003, we entered into an employment agreement with Mr. Dwain Brannon, who is our Chief Executive Officer. Mr. Brannon’s employment agreement expires December 31, 2005, unless sooner terminated or extended pursuant to the terms therein. Pursuant to his employment agreement, Mr. Brannon will receive an initial annual base salary of $90,000. Commencing on January 1, 2004 Mr. Brannon’s annual base salary was to be increased by $12,000. In December of 2004 Mr. Brannon voluntarily reduced is annual base salary to $1,200. Mr. Brannon’s base salary shall be reviewed annually, and may be increased for merit in the discretion of our Board of Directors. Additionally, bonuses may be paid to Mr. Brannon at the discretion of the Board of Directors; however, Mr. Brannon shall be deemed to have earned a bonus equivalent to 100% of his annual base salary in the years 2003, 2004, and 2005, if our total revenues exceed $1,000,000, $5,000,000, and $10,000,000 respectively.

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

2003 Restricted Stock Plan. On June 30, 2003, our Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards. The purpose of the 2003 Plan is to provide a means through which the Company and its subsidiaries may attract key personnel to enter into and remain in the employ of the Company and its subsidiaries, as well as to provide a means whereby those key persons upon whom the responsibilities of the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting the mutuality of interests between those key individuals and the Company’s stockholders. The effective date of the 2003 Plan was the date of the 2003 Annual Stockholders Meeting (August 13, 2003).

Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan during the term of the plan shall be equal to 1,500,000 shares, plus the number of shares with respect to which awards previously granted thereunder that are forfeited or cancelled or terminated. As of December 31, 2004, we have granted 1,000,000 shares of restricted stock under the Plan to Dwain Brannon, 202,000 shares of restricted stock under the plan to Allan Woodlief, and 102,000 shares of restricted stock under the plan to Dan McIlroy, our warehouse manager. The 35,000 shares of restricted stock issued under the plan to Bradford Doyle, our former operations manager was forfeited when Mr. Doyle employment ended. The 35,000 shares were combined with an additional 15,000 shares under the plan and the 50,000 share of restricted stock under the plan were issued to Darren DeCarlo operations manager.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2004 with respect to the beneficial ownership of common stock by: (a) each shareholder known by the Company to be the beneficial owner of more than 10% of the Company common stock; (b) each director; (c) each executive officer named in the Summary Compensation Table; and (d) all executive officers and directors as a group.

Name and Address(2) of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Dwain Brannon	1,250,332	(3)	9.69
Larry Abraham	4,500		0.03
William Parsons	11,333		0.09
Dwight Day	443,143		3.43
Skip McElvery	130,707	(5)	1.01
Allan Woodlief(6)	222,833		1.72
John and Brandy Puls (7)	937,707	(8)	6.85
Peter Vole (9)	556,651	(10)	4.28
Harmon Burns(11)	4,388,451	(12)	28.69
All officer and directors as a group (4 persons)	2,062,848	(4)	15.94

(1)	Based on 12,894,729 shares actually outstanding, and additional shares deemed to be outstanding as to a particular person in accordance with the following applicable rules of the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities that are exercisable within 60 days of the date of December 31, 2004, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the tables have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Unless otherwise noted, the address of each person listed is c/o Horizon Holding Corporation, 1583 E. Silver Star Rd # 346, Ocoee, Florida 34761
(3)	Includes 1,000,000 shares of restricted common stock in the Company granted under the Company’s 2003 Restricted Stock Plan pursuant to an employment agreement between Mr. Brannon and the Company entered into on May 30, 2003.
(4)	Includes: (a) 50,690 shares of common stock issuable pursuant to warrants exercisable within the next 60 days; and (b) 1,202,000 shares of restricted common stock issues under the Company’s 2003 Restricted Stock Plan.
(5)	Includes 127,707 shares of common stock owned by Mr. McElvery’s spouse.
(6)	Includes 202,000 shares of restricted common stock in the Company granted pursuant to the Company’s 2003 Restricted Stock Plan.
(7)	Mr. and Mrs. Puls’ address is 5138 Longfellow, Tampa, FL 33629.
(8)	Includes 800,000 shares of common stock issuable pursuant to warrants exercisable within the next 60 days.
(9)	Mr. Vole’s address is 37 Kings Cross Drive, Linconshire, IL 60069.
(10)	Includes: (a) 19,242 shares of common stock held by V.I.P. Holdings Company, of which Mr. Vole is the president and controlling stockholder; and (b) 102,038 shares of common stock issuable pursuant to warrants exercisable within the next 60 days.
(11)	Harmon Burns’s address is c/o Franklin Templeton Trust Co., 1 Franklin Pkwy 970/2, San Mateo, CA 94403.
(12)	Includes 2,400,000 shares of common stock issuable pursuant to warrants exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From December 2001 through May 2002, PanAmerica Capital Group, Inc., a principal stockholder of Nomadic Collaboration, beneficially owned 160,000 pre-Reverse Stock Split shares of the Nomadic’s common stock issued in November 2001 in consideration for certain business advisory services provided to Nomadic Collaboration. From December 2001 through May 2002, PanAmerica advanced $490,000 to the Company pursuant to a promissory note. The promissory note bore interest at 10% per annum, was due on demand and was unsecured. On September 18, 2002, the promissory note of $490,000 plus accrued interest of $12,250 was converted into a convertible promissory note in the amount of $502,250. The convertible promissory note bore interest at 10% per annum and was convertible into common stock at a conversion price of $0.04 per share (or $6.00 per share after giving effect to the Reverse Stock Split), being the market rate for the Company’s common stock over the prior 30-day period. On September 27, 2002, the convertible promissory note of $502,250 was converted into 12,556,250 shares of common stock of the Company, or 83,709 shares after giving effect to the Reverse Stock Split

From October to November 2002, the Company was advanced funds and subsequently issued a convertible promissory note in the principal amount of $46,100 and a demand promissory note in the principal amount of $7,000 to PanAmerica Capital Group, Inc., a principal stockholder of Nomadic Collaboration. The convertible note was unsecured, bore interest at 8% per annum and was due on November 6, 2003. The demand promissory note was unsecured, bore interest at 8% per annum, and was due on demand. The principal amount and accrued interest under the convertible promissory note was convertible into shares of common stock at a price of $6.00 per share after giving effect to the Reverse Stock Split. The Company paid both notes in full on June 30, 2003.

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

Mr. Dwain Brannon was the Chief Executive Officer of LiquidGolf Corporation and has served in that position since July 2000. Mr. Brannon was Chief Operating Officer and Director for LiquidGolf Corporation from its inception in November 1998 until July of 2000. Following the Acquisition, Mr. Brannon was appointed to Chief Executive Officer of Horizon Holding on May 30, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Financial Statements and Schedules

See “Index to Financial Statements.”

(B)	Exhibits

3.1	Form of Articles of Incorporation of LiquidGolf Holding Corporation(1)

3.2	Bylaws of LiquidGolf Holding Corporation(2)

10.1	Agreement and Plan of Merger by and among Nomadic Collaboration International, Inc., LGC Acquisition Company, and LiquidGolf Corporation dated February 12, 2003(3)

10.2	LiquidGolf Holding Corporation 2003 Restricted Stock Plan(4)

10.3	Employment Agreement between the Company and Dwain Brannon dated May 29, 2003(5)

10.4	Lease Agreement dated May 2, 2002, between the Company and Victoria Plaza, Inc.(6)

21.1	Subsidiaries of the Company(7)

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(8)

(C)	Reports on Form 8-K

On October 26, 2004, the Company filed a Current Report on Form 8-K to report the termination of a material definitive agreement with R G Golf.

On November 23, 2004 the Company filed a Current Report on Form 8-K to report cost associated with exit activities associated with closing of its leather goods product segment and its golf operations. Also the Company reported an appointment of a principal officer, Allan Woodlief was appointed President and CFO. Additionally the Company reported the signing of a non binding letter of intent to acquire Vacations Only.

*	Filed Herewith
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/01/03 (No. 000- 27131.
(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(7)	Incorporated by reference to Exhibit 21.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden and Associates, P.A. as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden and Associates, P.A. in 2004 and 2003 were approved by the board of directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$46,500	$35,373
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	8,123	-0-

Subtotal	$54,623	$35,373

All other Fees(4)	-0-	-0-

Total	$54,623	$35,373

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees were billed by Tedder, James, Worden & Associates, P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2003. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2004 to be approximately $7,500.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Horizon Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Ocoee, State of Florida, on the 15th day of April, 2005.

HORIZON HOLDING CORPORATION

By:	/s/ Dwain Brannon
Dwain Brannon, Chief Executive Officer,
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Allan Woodlief Allan Woodlief	President and Chief Financial Officer	April 15, 2005 (Date)

/s/ Dwight Day Dwight Day	Director	April 15, 2005 (Date)

/s/ Skip McElvery Skip McElvery	Director	April 15, 2005 (Date)

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(FORMERLY LIQUIDGOLF HOLDING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

HORIZON HOLDING CORPORATION and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HORIZON HOLDING CORPORATION (formerly LIQUID GOLF HOLDING CORPORATION) and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P. A.

Orlando, Florida

March 11, 2005

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Consolidated Balance Sheet

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$248,729
Investments – certificates of deposit	35,000
Inventories, net	48,967
Prepaid expenses	594,499

Total current assets	927,195

Property and equipment, net	5,086
Other assets	4,257

Total assets	$936,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,471
Other current liabilities	65,823

Total liabilities	216,294

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	36,675,101
Deferred stock-based employee compensation	(372,573)
Accumulated deficit	(35,595,178)

Total stockholders’ equity	720,244

Total liabilities and stockholders’ equity	$936,538

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2003

	2004	2003
Net sales	$909,272	$781,339
Cost of sales	759,704	668,903

Gross profit	149,568	112,436

Operating expenses:
Sales and marketing	104,942	278,270
General and administrative (inclusive of non-cash stock-based employee compensation of $572,324 and $317,083 for the years ended December 31, 2004 and 2003, respectively)	2,369,064	1,489,418
Technology and content	58,478	71,561
Loss on impairment of property and equipment	10,809	—
Depreciation and amortization	16,034	14,616

Total operating expenses	2,559,327	1,853,865

Loss from operations	(2,409,759)	(1,741,429)

Other income (expense):
Interest income	1,931	1,311
Interest expense	(97,279)	(13,688)
Gain on extinguishment of debt	310,125	—

Net other income (expense)	214,777	(12,377)

Net loss from continuing operations	(2,194,982)	(1,753,806)

Loss from discontinued operations	(306,094)	(4,923)

Net loss	(2,501,076)	(1,758,729)

Net loss per share from continuing operations – basic and diluted	$(0.19)	$(0.22)

Net loss per share from discontinued operations – basic and diluted	$(0.03)	—

Weighted average shares used in calculating basic and diluted loss per share	11,373,354	7,876,523

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Preferred stock		Common stock		Treasury stock		Stock subscription receivable	Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	418,236	$42	15,047,925	$1,505			$(50,000)	16,259,932	$—	$(31,335,373)	$(15,123,894)
Proceeds from stock subscription receivable							50,000				50,000
Preferred Series B Stock loss of redemption rights	1,863,845	187						14,854,208			14,854,395
Conversion of preferred stock to common stock	(2,282,081)	(229)	2,282,081	229
Recapitalization of LiquidGolf Holding Corporation common stock			(11,336,846)	4,258				(425,334)			(421,076)
Payment of fractional shares as a result of the merger stock exchange								(429)			(429)
Issuance of restricted stock to employees			1,170,000	1,170				1,168,830	(1,170,000)		0
Cost incurred in conjuction with the sale of convertible notes payable								(63,650)			(63,650)
Amortization of deferred stock based employee compensation									317,083		317,083
Issuance of common stock in settlement of liability			11,667	12				87,136			87,148
Issuance of common stock for an advertising agreement			200,000	200				217,800			218,000
Conversion of note payable to common stock			744,505	745				743,760			744,505
Issuance of common stock for endorsement agreements			154,615	155				154,460			154,615
Issuance of common stock in investment banking agreement			1,800,000	1,800				1,960,200			1,962,000
Warrants for common stock exercised at $1.00			463,000	463				462,537			463,000
Warrants for common stock exercised at $1.60			202,500	202				323,798			324,000
Cost incurred in conjuction with the exercise of warrants								(40,200)			(40,200)
Issuance of common stock for Directors compensation			3,000	3				3,267			3,270
Net loss as of December 31 2003										(1,758,729)	(1,758,729)

Balance, December 31, 2003	—	—	10,742,447	10,742	—	—	0	35,706,315	(852,917)	(33,094,102)	1,770,038

Cost incurred in conjuction with the exercise of warrants								(20,000)			(20,000)
Amortization of deferred stock based employee compensation									572,324		572,324
Treasury stock aquired due to forfeiture in restricted stock plan			(35,000)		35,000	(28,279)			28,279		—
Issuance of common stock for Directors compensation			4,500	4				4,900			4,904
Cost incurred in conjuction with conversion of note payable								(30,000)			(30,000)
Issuance of common stock for Game for Golf acquisition			10,000	10				10,890			10,900
Issuance of common stock for conversion of note payable			714,285	714				599,286			600,000
Proceeds from the issuance of common stock			1,239,497	1,240				311,914			313,154
Issuance of restricted stock to employees			219,000	184	(35,000)	28,279		91,796	(120,259)		—
Net loss										(2,501,076)	(2,501,076)

Balance, December 31, 2004	—	—	12,894,729	$12,894	—	—	—	$36,675,101	(372,573)	$(35,595,178)	$720,244

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:

Net loss	$(2,501,076)	$(1,758,729)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	572,324	317,083
Gain on extinguishment of debt	(310,125)	—
Impairment of property and equipment	10,809	—
Stock issued to directors for services	4,904	3,270
Stock issued for services	—	154,615
Amortization of stock issued for services	1,030,545	572,250
Depreciation and amortization	76,414	14,616
Discontinued operations:
Impairment of goodwill	108,400	—
Impairment of property and equipment	2,280	—
Changes in operating assets and liabilities:
Inventories	227,209	(92,750)
Prepaid expenses	33,980	(25,950)
Other assets	12,177	(8,394)
Accounts payable	(179,699)	124,389
Due to related party	—	(65,015)
Other current liabilities	(89,395)	(136,635)

Net cash used in continuing operations	(1,001,253)	(901,250)

Net cash provided by discontinued operations	62,664	—

Net cash used in operating activities	(938,589)	(901,250)

Cash flows from investing activities:
Purchase of Leather Craft Technology, Inc.	—	(67,500)
Purchase of Game Fore Golf	(30,000)	—
Purchase of property and equipment	(2,279)	(13,649)

Net cash used in investing activities	(32,279	(81,149)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	805,310
Payments of deferred loan cost	(60,000)	—
Fee paid to convert notes payable to common stock	(30,000)	(63,650)
Redemption of preferred stock	—	(69,375)
Payments on notes payable	—	(187,893)
Payments on capital lease	(11,360)	(8,432)
Collection of stock subscription receivable	—	50,000
Payment of fractional shares in connection with the Nomadic Collaboration merger	—	(429)
Fees paid to exercise warrants	(20,000)	(40,200)
Proceeds from sale of common stock	313,154	787,000

Net cash provided by financing activities	791,794	1,272,331

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
Net increase (decrease) in cash and cash equivalents	(179,074)	289,932

Cash and cash equivalents, beginning of year	427,803	137,871

Cash and cash equivalents, end of year	$248,729	$427,803

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,494	12,903

Noncash investing and financing activities:
Conversion of Series B Preferred Stock	—	$14,854,395

Issuance of common stock in conversion of debt	—	$744,505

Issuance of common stock in settlement of liability	—	$87,148

Issuance of common stock for acquisition of Game Fore Golf	$10,900	—

Conversion of note payable into common stock	$600,000	—

During the year ended December 31, 2003, in connection with its acquisition of Nomadic Collaboration International, Inc., the Company acquired net liabilities of $421,076 for Common Stock. See Note 1 of the consolidated financials statements.

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Formerly LiquidGolf Holding Corporation)

Notes to Consolidated Financial Statements

For the years ended December 31, 2004 and 2003

(1)	HISTORY AND ORGANIZATION

Formerly Nomadic Collaboration International, Inc. and LiquidGolf Holding Corporation, Horizon Holding Corporation and subsidiaries (collectively the “Company”) was incorporated on February 16, 1999 under the laws of the State of Delaware and commenced operations in May 1999. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation.

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company’s website was being redeveloped and was not operating from March 1, 2005 to April 14, 2005. The Company also operated a single retail location in Apopka, Florida. The retail location was closed in February 2005.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition. Revenue is earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location closed in February, 2005. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. The Company provides for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2004 and 2003, no allowance for returns was recorded because the estimated amounts were immaterial.

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

Description	Estimated Useful Lives
Computers and equipment	3 – 5 years
Furniture and fixtures	5

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company’s December 22, 2003, acquisition (see Note 4) is not being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill is not amortized into results of operations, but instead is reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill is determined to be greater than its fair value.

Impairment of Long-Lived Assets. The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment and goodwill by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment is recognized by a charge to operations in the period identified.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

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

Net Loss Per Share Information. Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants, and stock options have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

Advertising. Advertising consists primarily of magazine advertisements, television advertisements and trade shows. All costs are expensed at the time the advertisement takes place. Advertising expense for the years ended December 31, 2004 and 2003 totaled approximately $104,900 and $238,100, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and totaled approximately $47,800 and $45,100 for the years ended December 31, 2004 and 2003, respectively. These amounts are included in technology and content expense in the accompanying consolidated statements of operations.

Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Stock issued to non-employees is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS)123, Accounting for Stock-Based Compensation and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

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

Shipping and Handling Cost. Shipping costs include the direct costs incurred by the Company to ship golf equipment and related accessories. Costs are expensed upon shipment and are included as a component of cost of goods sold. Shipping expense for the years ended December 31, 2004 and 2003 totaled approximately $45,000 and $47,000, respectively. Fees charged to customers in excess of the direct cost are included as a component of net sales. Shipping fee revenue for the years ended December 31, 2004 and 2003 totaled approximately $28,000 and $23,000, respectively.

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. However, we know that the adoption of this new statement will have a significant impact on the results of operations and net income per share as we will be required to expense the fair value of all share based payments.

(3)	BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $38,595,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $939,000 and $901,000 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	BASIS OF PRESENTATION, CONTINUED

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its website is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

(4)	BUSINESS ACQUISITIONS

On December 22, 2003, the Company acquired certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Leather Craft to provide the Company consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock.

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

On June 30, 2004 the Company acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 share of its common stock for this acquisition. Game Fore Golf is accounted for as a part of Leather Craft. Game For Golf distributes specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

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

In November, 2004 the Company decided to discontinue the operations of Leather Craft including

Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded a loss from discontinued operations of $306,094 as of December 31, 2004. This amount includes a write down of goodwill of $108,400.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

Computers and equipment	$5,866
Furniture and fixtures	500

6,366
Less accumulated depreciation	(1,280)

$5,086

Depreciation expense charged to operations was $16,034 and $14,616 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company recognized an impairment loss on its property and equipment of $13,089. A portion of the impairment loss $10,809, relates to the Company’s ongoing e commerce golf operations and has been separately disclosed in the Statement of Operations. The remaining impairment, $2,280, has been recognized in connection with the discontinuance of the Company’s leather goods segment and has been included as a component of discontinued operations in the Statement of Operations

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	LEASE OBLIGATIONS

The Company leases certain equipment under an agreement that is classified as a capital lease. The cost of the equipment under this capital lease is included in the balance sheet as computer and equipment and was $50,541 at December 31, 2004. Accumulated amortization of the leased equipment at December 31, 2004 was $45,126. Amortization of the asset under the capital lease amounted to $11,108 for the years ended December 31, 2004 and 2003 and is included in depreciation in the accompanying consolidated statements of operations. The Company terminated the capital lease in January 2005 by making a single payment for the present value of the remaining payments plus accumulated late fees.

The Company also has several other non-cancelable operating leases, primarily for its corporate office facilities and equipment, which expire at various dates through July 2007. Rental expense during the years ended December 31, 2004 and 2003 amounted to approximately $60,100 and $52,500, respectively. In February of 2005 the Company closed its brick and mortar operation and terminated its facility lease according to the early termination terms of the lease.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are as follows:

Year ended December 31,	Capital leases	Operating leases
2005	$10,212	75,324
2006	—	8,247

Total minimum lease payments	10,212	83,571

Less amounts representing interest	(297)

Present value of net minimum capital lease payments	9,915
Less current installments of obligations under capital leases	(9,915)

Obligations under capital leases, excluding current installments	$—

(7)	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2004:

Legal and professional fees	$31,750
Deferred revenue	6,355
Accrued salaries and vacation	11,883
Current portion of capital lease	9,915
Accrued taxes	3,074
Other	2,846

$65,823

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	INCOME TAXES

No provision for current federal or state income taxes was made due to the taxable losses for the years ended December 31, 2004 and 2003.

The deferred income tax assets and liabilities are comprised of the following as of December 31, 2004:

Deferred tax assets:
Net operating loss carryforward	$13,264,314
Start-up costs	4,767
Stock-based compensation	119,318
Other	14,014

Gross deferred tax assets	13,402,413

Deferred tax liabilities:
Depreciation	(1,628)

Net deferred tax assets	13,404,041
Valuation allowance	(13,404,041)

$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2004 and 2003, the increase in deferred tax asset valuation allowance amounted to approximately $929,000 and $672,000, respectively.

The Company’s net operating loss carryforward for federal and state income tax purposes at December 31, 2004 is approximately $32,776,000. If not used, the net operating loss carryforward will expire at various times from 2019 through 2023. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	SERIES B REDEEMABLE PREFERRED STOCK

By April 2003, LiquidGolf had received redemption requests by Series B stockholders for 23,125 shares, amounting to $69,375. On May 30, 2003 LiquidGolf Corporation completed a reverse merger with Nomadic Collaboration International, Inc. As a result of this merger (Note 1) all remaining 1,863,845 shares of Series B preferred stock outstanding were converted to common stock on a one for one basis. As of December 31, 2004 no Series B redeemable preferred stock was issued or outstanding.

(10)	STOCKHOLDERS’ EQUITY (DEFICIT)

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

Warrants. On July 23, 2003, the company notified the holders of the Company’s convertible notes of the Company’s intent to exercise the option to convert the notes into shares of common stock at a $1.00 per share and a warrant to purchase an equal number of shares at $1.50 per share. The warrants have an exercise price of $1.50, are exercisable at issuance, and have a contractual life of three years expiring three years from the date of the convertible note. As of July 23, 2003 the Company issued 744,505 shares of common stock and warrants for 744,505 shares of common stock in connection with the conversion.

In 1999, the Company issued post-stock-split fully-vested warrants to purchase 37,500, 31,250, and 31,250 shares of common stock to certain investors for services provided at an exercise price of $8, $12, and $16 per share, respectively. The warrants are not exercisable until one year after the IPO of the Company’s common stock and have a contractual life of five years expiring in March 2005.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	STOCKHOLDERS’ EQUITY (DEFICIT), CONTINUED

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

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. As part of that transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $0.92 per share and the warrant is exercisable at issuance.

Commencing on or about August 14, 2004 the Company offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share. As of March 21, 2005 the Company has sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000

2000	Consulting services warrants	25,000	8.00	June-05

	Notes payable warrants	381,000	4.00	August-03
2003	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2002	Class A warrants	1,220,000	1.00	May-07
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	June-06

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	October-07

	Total warrants outstanding	6,694,996
	Total proceeds from warrants exercised				$746,800

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

(Notes to Consolidated Financial Statements)

(11)	RESTRICTED STOCK BASED COMPENSATION

The Company cancelled the 1999 Stock Option Plan on January 15, 2003 as a requirement of the merger agreement with Nomadic Collaboration International, Inc.

On June 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003” Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of December 31, 2004, 1,354,000 shares have been issued under this Plan.

(12)	COMMITMENTS AND CONTINGENCIES

Employment Agreement. On May 30, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commenced on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given by either party 90 days prior to expiration. The agreement includes the payment of a base salary of $90,000, an incentive compensation bonus equal to 100% of the base salary, based on revenue growth targets, and a restricted stock grant of 1,000,000 shares of common stock. The executive must be employed by the Company for a minimum of two years from the date of the agreement in order to take delivery of the shares. The cost of these shares is being amortized ratably over the twenty-month employment agreement.

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

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $310,125 for 2004. This gain was the result of our determination that these amounts were not owed for these obligations in 2004 or were obtained through negotiations with our vendors in 2004.

(13)	SUBSEQUENT EVENTS

In February of 2005 the Company closed its brick and mortar operation and terminated its facility lease according to the early termination terms of the lease. The early termination terms call for a 60 day notice to terminate early, which was given in December of 2004 and a forfeiture of $10,000 in rent security deposit that was recorded as rent expense as of December 31,2004.