Form 10QSB
period 2005-03-31
Horizon Holding CORP
filed 2005-05-16
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1583 E Silver Star Rd # 346

Ocoee, Florida 34761

(407) 877-9753

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 13, 2005 was 12,894,729 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

HORIZON HOLDING CORPORATION

FORM 10-QSB

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2005
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$133,834
Prepaid expenses	341,089

Total current assets	474,923

Property and equipment, net	4,266
Deposits	3,457

Total assets	$482,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,457
Other current liabilities	45,326

Total current liabilities	124,783

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	36,675,101
Deferred stock-based employee compensation	(219,200)
Accumulated deficit	(36,110,932)

Total stockholders’ equity	357,863

Total liabilities and stockholders’ equity	$482,646

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended March 31
	2005 Unaudited	2004 Unaudited

Net sales	$32,016	$207,764
Cost of sales	27,004	179,655

Gross profit	5,012	28,109

Operating expenses:
Sales and marketing	4,656	19,078
General and administrative (inclusive of non-cash stock-based employee compensation of $153,373 and $145,680 for the three months ended March 31, 2005 and 2004, respectively)	509,909	606,594
Technology and content	12,578	14,798
Depreciation and amortization	320	4,133

Total operating expenses	519,463	644,603

Loss from operations	(514,451)	(616,494)

Other income (expense):
Interest income	272	750
Interest expense	—	(35,832)
Gain on extinguishment of debt	2,674	207,964

Net other income (expense)	2,946	172,882

Net loss from continuing operations	(511,505)	(443,612)

Loss from discontinued operations	(4,249)	(20,370)

Net loss	(508,254)	(463,982)

Net loss per share from continuing operations – basic and diluted	$(0.04)	$(0.04)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	(0.00)

Weighted average shares used in calculating basic and diluted loss per share	12,894,729	10,737,780

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(515,754)	$(463,982)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	153,373	145,680
Gain on extinguishment of debt	(2,674)	(207,964)
Amortization of stock issued for services	245,250	245,250
Depreciation and amortization	320	26,357
Discontinued operations
Impairment of property and equipment	—	(2,280)
Changes in operating assets and liabilities:
Investments	35,000	—
Inventories	48,172	97,005
Prepaid expenses	(517)	(14,387)
Other assets	800	—
Accounts payable	(69,294)	(224,383)
Accrued expenses	10,596	(32,751)

Net cash used in operating activities	(94,728)	(431,455)

Net cash used in discontinued operations	(10,752)	22,966

Cash flows from investing activities:
Proceeds from disposition of furniture and fixtures	500	—

Net cash provided by (used in) investing activities	500	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	600,000
Payments on deferred loan costs	—	(60,000)
Payments on capital lease	(9,915)	(4,396)
Fees paid to convert warrants	—	(20,000)

Net cash (used in) provided by financing activities	(9,915)	515,604

Net (decrease) increase in cash and cash equivalents	(114,895)	107,115

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$133,834	$534,918

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$35,832

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

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

Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (Statement 123). Stock issued to non-employees is accounted for under the provisions of Statement 123, Accounting for Stock – Based Compensation and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

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

(3) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,100,000 as of March 31, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(3) BASIS OF PRESENTATION, CONTINUED

Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to increase revenues through a diversification of revenue streams within its core business of golf equipment sales. This diversification includes exploring alternate ways of generating revenues through partnerships with other businesses. Conversely, the ongoing development and maintenance of its website is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

In November, 2004 the Company decided to discontinue the operations of Leather Craft including

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(4) BUSINESS ACQUISITIONS, CONTINUED

Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $4,249 and $20,370 for the quarter ended March 31, 2005 and 2004, respectively.

(5) STOCKHOLDERS’ EQUITY

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(5) STOCKHOLDERS’ EQUITY, CONTINUED

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

In 1999, the Company issued post-stock-split fully-vested warrants to purchase 37,500, 31,250, and 31,250 shares of common stock to certain investors for services provided at an exercise price of $8, $12, and $16 per share, respectively. The warrants are not exercisable until one year after the IPO of the Company’s common stock and have a contractual life of five years. The warrants expired in March 2005.

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

Commencing on or about August 14, 2004 the Company offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share and expire in October 2007. As of March 31, 2005 the Company has sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(5) STOCKHOLDERS’ EQUITY, CONTINUED

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Consulting services warrants	25,000	$8.00	Jun-05

	Total 2000 warrants outstanding	25,000

2002	Class A warrants	1,220,000	1.00	May-07
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	Jun-06
2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Oct-07

	Total warrants outstanding	6,594,996
	Total proceeds from warrants exercised				$63,600

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(6) RESTRICTED STOCK BASED COMPENSATION

On June 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003” Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of March 31, 2004, 1,354,000 shares have been issued under this Plan.

(7) COMMITMENTS AND CONTINGENCIES

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

(8) EXTINGUISHMENT OF DEBT

The Company had $2,674 of certain accounts payable, accrued liabilities and other liabilities as of March 31, 2005 that the Company determined were no longer obligations. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $2,764 and $207,964 for the quarter ended March 31, 2005 and 2004 respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2005, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

Overview

We are an online community for golfers that provides an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” As a result of the merger the name of the Company changed to LiquidGolf Holding Corporation. On September 29, 2003 the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect its new business direction of diversifying its revenue streams. In November of 2004 the board of directors decided to discontinue the operations of Leather Craft due to a lack of sales sufficient to support the continued operation of Leather Craft. In addition the Company closed it retail golf operation and is going to focus on golf web site operations, by seeking to partner with an experienced golf e-tailer.

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

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June of 2005. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

Results of Operations

We are in the early stages of operations as a public company with the pending outsource of certain online operations. As a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this quarterly report do not represent future expected financial relationships. We expect that total cash expenses will decrease with the implementation of our operating plan, but at a much slower rate of decline than the corresponding revenue decrease.

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

Net Sales. Net sales decreased by approximately $176,000 or 85%, to $32,016 in 2005 from $207,764 in 2004. This sales decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Gross Profit. Gross profit decreased approximately $23,000 or 82% to $5,012 in 2005 from $28,109 in 2004. This decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $105,000 or 17% to $501,909 in 2005 from $606,594 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Interest Expense, Interest expense decreased by $35,832, or 100%, to $0 in 2005. This decrease reflected the conversion of certain notes payable to common stock during 2004.

Liquidity and Capital Resources

We had cash balances totaling approximately $134,000 as of March 31, 2005. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

Although we have a limited operating history in connection with the operation of our web site we have no operating history with respect to our plans for the expansion of our business. To date, we have been unsuccessful in our efforts to obtain sufficient financing to implement our business plan; however, in the event we are able to move forward with our plans for growth, we expect our expenses to increase significantly as we grow our business and enter into new markets through acquisitions. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through our online retail store. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three months ended March 31, 2005 and 2004, no allowance for returns was recorded because the estimated amounts were immaterial.

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

RISKS FACTORS

A more comprehensive list of risk factors are set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

WE HAVE LIMITED OPERATING FUNDS, AND OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL TO OPERATE THE BUSINESS.

We have incurred net losses and negative cash flows from operations in all of the quarters since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants have issued their report, which includes an explanatory paragraph for going concern uncertainty, on our financial statements as of December 31, 2004. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance additional capital will be available on acceptable terms, if at all.

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

Our future results will depend in part on our success in implementing our acquisition strategy. This strategy is limited to effecting acquisitions of desirable new product lines, strategic locations and attractive customer bases and supplier relationships. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with any acquisition, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO OUR SECURITIES

OUR STOCK IS DEEMED “PENNY STOCK” WHICH MAY REDUCE TRADING ACTIVITY IN THE SECONDARY MARKETS.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not Applicable

(c)	On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender had the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender had the option to convert all or any part of the principal represented by this note. As part of the same transaction, the note holder purchased a warrant, issued by the Company, to purchase 50,000 shares of common stock at $0.92 per share. We sold the promissory note in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. The issuance of these securities was undertaken without general solicitation or advertising. The purchaser represented to us that, among other things, it was acquiring the promissory note for investment purposes only and not with a view towards public distribution and that it was an “accredited investor” within the meaning of Rule 501 of Regulation D.

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

March 25, 2005 the Company reported that it will continue it’s golf operations.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005

HORIZON HOLDING CORPORATION

By:	/s/ Dwain Brannon
Name:	Dwain Brannon
Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	May 16, 2005 (Date)
Name:	Allan Woodlief
Title:	President and Chief Financial Officer

By:	/s/ Dwight Day	May 16, 2005 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ Skip McElvery	May 16, 2005 (Date)
Name:	Skip McElvery
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.