Form 10QSB
period 2005-06-30
Horizon Holding CORP
filed 2005-08-15
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2005 was 12,894,729 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

HORIZON HOLDING CORPORATION

FORM 10-QSB

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2005
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$62,699
Prepaid expenses	177,535

Total current assets	240,234

Property and equipment, net	3,946
Deposits	3,357

Total assets	$247,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,325
Other current liabilities	59,022

Total current liabilities	151,347

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	36,672,101
Deferred stock-based employee compensation	(101,565)
Accumulated deficit	(36,487,240)

Total stockholders’ equity	96,190

Total liabilities and stockholders’ equity	$247,537

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$—	$226,938	$32,016	$434,702
Cost of sales	—	186,418	27,004	366,073

Gross profit	—	40,520	5,012	68,629

Operating expenses:
Sales and marketing	1,021	4,653	5,677	23,731
General and administrative (inclusive of non-cash stock-based employee compensation of $117,635 and $271,008 and $141,875 and 287,555 for the three months and six months ended June 30, 2005 and 2004, respectively)	376,507	618,029	878,416	1,224,622
Technology and content	261	15,301	12,839	30,100
Depreciation and amortization	320	3,967	640	8,100

Total operating expenses	378,109	641,950	897,572	1,286,554

Loss from operations	$(378,109)	(601,430)	(892,560)	(1,217,924)

Other income (expense):
Interest income	1101	338	1,373	1,088
Interest expense	—	(60,749)	—	(96,581)
Gain on extinguishment of debt	700	0	3,374	207,964

Net other income (expense)	1,801	(60,411)	4,747	112,471

Net loss from continuing operations	(376,308)	(661,841)	(887,813)	(1,105,453)

Loss from discontinued operations	—	(45,216)	(4,249)	(65,586)

Net loss	(376,308)	(707,057)	(892,062)	(1,171,039)

Net loss per share from continuing operations – basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.10)

Net loss per share from discontinued operations – basic and diluted	$0.00	0.00	$0.00	(0.01)

Weighted average shares used in calculating basic and diluted loss per share	12,894,729	10,714,358	12,894,729	10,725,681

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2005	2004
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(892,062)	$(1,171,039)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	271,008	287,555
Gain on extinguishment of debt	(3,374)	(207,964)
Stock issued to directors for services	—	4,904
Amortization of stock issued for services	408,750	490,500
Depreciation and amortization	640	70,531
Discontinued operations
Impairment of property and equipment	—	(2,280)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,617)
Investments	35,000	—
Inventories	48,172	105,505
Prepaid expenses	(463)	4,447
Other assets	900	—
Accounts payable	(55,726)	(196,661)
Other current liabilities	24,334	(125,399)

Net cash used in operating activities	(162,821)	(742,518)

Net cash (used in) provided by discontinued operations	(10,794)	67,928

Cash flows from investing activities:
Purchase of property and equipment		(2,279)
Proceeds from disposition of property and equipment	500	—

Net cash provided by (used in) investing activities	500	(2,279)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	600,000
Payments on deferred loan costs	—	(60,000)
Payments on capital lease	(9,915)	(7,092)
Fees paid to convert note		(30,000)
Fees paid to issue convertible note	(3,000)	—
Fees paid to convert warrants	—	(20,000)

Net cash (used in) provided by financing activities	(12,915)	482,908

Net decrease in cash and cash equivalents	(186,030)	(193,961)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$62,699	$233,842

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$37,366

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

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

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company’s website was being redeveloped and was not operating from March 1, 2005 to April 14, 2005. The Company also operated a single retail location in Apopka, Florida. The retail location was closed in February 2005. the Company’s web site is operating as an affiliate site and has yet begun offering products directly. Affiliate commissions are reported to company 90 days in arrears and no commissions were reported as of June 30,2005

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(3) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,487,000 as of June 30, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

(4) BUSINESS ACQUISITIONS CONTINUED

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

In November, 2004 the Company decided to discontinue the operations of Leather Craft including Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $0 and $45,216 and $4,249 and $65,586 for the three and six months ended June 30, 2005 and 2004, respectively.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(5) STOCKHOLDERS’ EQUITY CONTINUED

In 2000, the Company granted, to a Company related by stock ownership, a warrant as payment for consulting services, containing the right to purchase up to 25,000 post-stock split shares with an exercise price of $8 per share and had a contractual life of five years and expired in June of 2005.

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

Commencing on or about August 14, 2004 the Company offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share and expire in October 2007. As of June 30, 2005 the Company has sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	1.00	May-07
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	Jun-06
2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Oct-07

	Total warrants outstanding	6,569,996
	Total proceeds from warrants exercised				$63,600

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

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of June 30, 2005, 1,354,000 shares have been issued under this Plan.

(7) COMMITMENTS AND CONTINGENCIES

Employment Agreement. On May 30, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commenced on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given by either party 90 days prior to expiration.

(7) COMMITMENTS AND CONTINGENCIES CONTINUED

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

(8) EXTINGUISHMENT OF DEBT

The Company had $3,374 of certain accounts payable, accrued liabilities and other liabilities as of June 30, 2005 that the Company determined were no longer obligations. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $700 and $0 and $3,374 and $207,964 for the three and six months ended June 30, 2005 and 2004 respectively.

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

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond September of 2005. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

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

Comparison of Three Months Ended June 30, 2005 and June 30, 2004.

Net Sales. Net sales decreased by $226,938 or 100% to $0 in 2005 from $226,938 in 2004. This sales decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Gross Profit. Gross profit decreased $40,520 or 100% to $0 in 2005 from $40,520 in 2004. This decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $241,500 or 39% to $376,057 in 2005 from $618,029 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Interest Expense. Interest expense decreased by $60,749 or 100% to $0 in 2005. This decrease reflected the conversion of certain notes payable to common stock during 2004.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004.

Net Sales. Net sales decreased by approximately $402,700 or 93% to $32,016 in 2005 from $434,702 in 2004. This sales decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Gross Profit. Gross profit decreased approximately $63,600 or 93% to $5,012 in 2005 from $68,629 in 2004. This decrease is due to the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $346,200 or 28% to $878,416 in 2005 from $1,224,622 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment and the closing of our brick and mortar store.

Interest Expense, Interest expense decreased by $96,581 or 100% to $0 in 2005. This decrease reflected the conversion of certain notes payable to common stock during 2004.

Liquidity and Capital Resources

We had cash balances totaling approximately $63,000 as of June 30, 2005. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through our online retail store. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three and six months ended June 30, 2005 and 2004, no allowance for returns was recorded because the estimated amounts were immaterial.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Not Applicable

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

HORIZON HOLDING CORPORATION

By:	/s/ Dwain Brannon
Name:	Dwain Brannon
Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	August 15, 2005 (Date)
Name:	Allan Woodlief
Title:	President and Chief Financial Officer

By:	/s/ Dwight Day	August 15, 2005 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ Skip McElvery	August 15, 2005 (Date)
Name:	Skip McElvery
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.