Form 10QSB
period 2005-09-30
Horizon Holding CORP
filed 2005-11-14
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission file number: 000-27131

HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

5401 S. Kirkman Road Suite 310

Orlando, Florida 32819

(407) 926-0230

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 12, 2005 was 13,154,729 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

HORIZON HOLDING CORPORATION

FORM 10-QSB

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2005
(unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,146
Prepaid expenses	175,137

Total current assets	198,283

Property and equipment, net	3,626
Deposits	3,537

Total assets	$205,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$153,228
Other current liabilities	51,153

Total current liabilities	204,381

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,154,729 shares issued and outstanding	13,154
Additional paid-in capital	36,695,842
Deferred stock-based employee compensation	(73,444)
Accumulated deficit	(36,634,487)

Total stockholders’ equity	1,065

Total liabilities and stockholders’ equity	$205,446

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2005 Unaudited	2004 Unaudited	2005 Unaudited	2004 Unaudited
Net sales	$—	$236,444	$32,016	$685,705
Cost of sales	—	199,723	27,004	576,395

Gross profit	—	36,721	5,012	109,310

Operating expenses:
Sales and marketing	74	60,394	5,751	84,125
General and administrative (inclusive of non-cash stock-based employee compensation of $28,121 and $141,874 and $299,129 and $429,430 for the three months and nine months ended September 30, 2005 and 2004, respectively)	146,110	566,635	1,024,526	1,839,829
Technology and content	684	16,519	13,523	47,108
Depreciation and amortization	320	3,853	960	12,067

Total operating expenses	147,188	647,401	1,044,760	1,983,129

Loss from operations	(147,188)	(610,680)	(1,039,748)	(1,873,819)

Other income (expense):
Interest income	298	272	1,671	1,360
Interest expense	(357)	(522)	(357)	(97,103)
Gain on extinguishment of debt	—	—	3,374	207,964

Net other income (expense)	(59)	(250)	4,688	112,221

Net loss from continuing operations	(147,247)	(610,930)	(1,035,060)	(1,761,598)

Loss from discontinued operations	—	(85,702)	(4,249)	(106,073)

Net loss	$(147,247)	$(696,632)	$(1,039,309)	$(1,867,671)

Net loss per share from continuing operations – basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.16)

Net loss per share from discontinued operations – basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares used in calculating basic and diluted loss per share	12,981,396	11,278,476	12,923,618	10,909,842

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Operating activities:

Net Loss	$(1,039,309)	$(1,867,671)

Adjustments to reconcile net loss to cash used in operations:
Amortization of deferred stock-based employee compensation	299,129	429,430
Gain on extinguishment of debt	(3,374)	(207,964)
Amortization of stock issued for services	408,750	735,750
Stock issued to directors for services	24,000	4,904
Depreciation and amortization	960	70,053
Discontinued operations:
Impairment of property and equipment	—	2,280
(Increase) decrease in assets:
Accounts receivable	35,000	—
Inventories	48,172	109,497
Prepaid expenses	1,935	(19,233)
Other assets	720	—
Increase (decrease) in liabilities:
Accounts payable	5,177	(99,171)
Other current liabilities	16,466	203,146

Net cash used in operating activities	(202,374)	(638,979)

Net cash used in discontinued operations	(10,794)	(241,318)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,279)
Proceeds from disposition of property and equipment	500	—

Net cash provided by (used in) investing activities	500	(2,279)

Cash flows from financing activities:
Payments on deferred loan costs	—	(60,000)
Proceeds from the sale of common stock	—	308,154
Payments on capital lease	(9,915)	(9,835)
Proceeds from notes payable	—	600,000
Fees paid to issue convertible note	(3,000)	(30,000)
Fees paid to convert warrants	—	(20,000)

Net cash provided by (used in) financing activities	(12,915)	788,319

Net decrease in cash and cash equivalents	(225,583)	(124,257)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$23,146	$303,546

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$97,103

See accompanying notes to unaudited consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

Note 1 – History and Organization

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

We are an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. Our website was being redeveloped and was not operating from March 1, 2005 to April 14, 2005. The Company also operated a single retail location in Apopka, Florida. The retail location was closed in February 2005. The Company’s web site is operating as an affiliate site and has not yet begun offering products directly. Affiliate commissions are reported to the Company 90 days in arrears and no commissions were reported as of September 30, 2005.

Note 2 – Summary of Significant Accounting Policies

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,600,000 as of September 30, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Acquisitions

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

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Acquisitions (continued)

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

On June 30, 2004 the Company acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf is accounted for as a part of Leather Craft. Game Fore Golf distributes specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

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

In November, 2004 the Company decided to discontinue the operations of Leather Craft including Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $0 and $85,702 and $4,249 and $106,073 for the three and nine months ended September 30, 2005 and 2004, respectively.

Note 5 – Stockholders’ Equity

Common Stock. The Board of Directors has authorized 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles its holder to one vote on all matters submitted to vote of the stockholders. The holders of common stock do not have cumulative voting rights or preemptive rights.

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

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Stockholders’ Equity (continued)

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

Commencing on or about August 14, 2004 the Company offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share and expire in October 2007. As of September 30, 2005 the Company has sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	1.00	May-07
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)		1.00	$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	Jun-06
2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Oct-07

	Total warrants outstanding	6,569,996
	Total proceeds from warrants exercised				$63,000

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Restricted Stock Based Compensation

On June 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The 2003 Plan was approved by the stockholders on August 13, 2003. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of September 30, 2005, 1,354,000 shares have been issued under this Plan.

Note 7 – Commitments and Contingencies

Employment Agreement. On May 30, 2003 the Company entered into an employment agreement with its Chief Executive Officer. The agreement commenced on May 29, 2003 and expires on December 31, 2005 but shall be automatically extended for two additional years unless written notice is given by either party 90 days prior to expiration.

The employment agreement includes the payment of a base salary of $90,000, an incentive compensation bonus equal to 100% of the base salary, based on revenue growth targets, and a restricted stock grant of 1,000,000 shares of common stock. The executive must be employed by the Company for a minimum of two years from the date of the agreement in order to take delivery of the shares. The cost of these shares is being amortized ratably over the twenty-month employment agreement.

Note 8 – Extinguishment of Debt

The Company had $3,374 of certain accounts payable, accrued liabilities and other liabilities as of June 30, 2005 that the Company determined were no longer obligations. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $0 and $3,374 and $207,964 for the three and nine months ended September 30, 2005 and 2004 respectively.

Note 9 – Subsequent Events

Resignation of Executive Officer. On October 26, 2005, Allan Woodlief resigned as President and Chief Financial Officer of Horizon Holding Corporation (the “Company”). Mr. Woodlief has resigned as President and Chief Financial Officer of the Company to pursue other personal interests. At the time of his resignation, Mr. Woodlief possesses 222,833 shares of the Company securities, which include 202,000 shares of restricted common stock in the Company granted pursuant to the Company’s 2003 Restricted Stock Plan. He is not owed any compensation for his services as President and Chief Financial Officer of the Company.

Hiring of Executive Officer. On October 26, 2005, the Board of Directors appointed Steven Weldon as the Chief Financial Officer of the Company. Since July, 2001 Mr. Weldon has been the tax manager for Westgate Resorts, Ltd., a timeshare developer. Mr. Weldon has been an adjunct professor at Florida Southern College since January, 2002. Since May, 2005 Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services.

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

Overview

We are an online community for golfers that provides an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” As a result of the merger the name of the Company changed to LiquidGolf Holding Corporation. On September 29, 2003 the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect its new business direction of diversifying its revenue streams. In November 2004, the board of directors decided to discontinue the operations of Leather Craft due to a lack of sales sufficient to support the continued operation of Leather Craft. In addition we closed our retail golf operation and is going to focus on golf web site operations, by seeking to partner with an experienced golf e-tailer.

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

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond November 2005. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenue	$—	$236,400	$32,000	$685,700
Total cost of revenue	—	199,700	27,000	576,400
Selling, general and administrative expenses	147,200	647,400	1,044,800	1,983,100
Net loss	(147,200)	(696,600)	(1,039,300)	(1,867,700)

Comparison of Three Months Ended September 30, 2005 and September 30, 2004.

Net Sales. Net sales decreased by $236,400 or 100% to $0 in 2005 from $236,400 in 2004. This sales decrease is due to the discontinuation of our leather goods segment, reduced online operations, and the closing of our brick and mortar store.

Gross Profit. Gross profit decreased $36,700 or 100% to $0 in 2005 from $36,700 in 2004. This decrease is due to the discontinuation of our leather goods segment, reduced online operations, and the closing of our brick and mortar store.

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $500,200 or 77% to $147,200 in 2005 from $647,400 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment, reduced online operations, stock based compensation expense and the closing of our brick and mortar store.

Interest Expense. Interest expense decreased by $200 or 37% to $400 in 2005 from $600 in 2004. This decrease reflected the conversion of certain notes payable to common stock during 2004.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004.

Net Sales. Net sales decreased by approximately $653,700 or 95% to $32,000 in 2005 from $685,700 in 2004. This sales decrease is due to the discontinuation of our leather goods segment, reduced online operations, and the closing of our brick and mortar store.

Gross Profit. Gross profit decreased approximately $104,300 or 95% to $5,000 in 2005 from $109,300 in 2004. This decrease is due to the discontinuation of our leather goods segment, reduced online operations, and the closing of our brick and mortar store.

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $938,400 or 47% to $1,044,800 in 2005 from $1,983,100 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment, reduced online operations, stock based compensation expense and the closing of our brick and mortar store.

Interest Expense, Interest expense decreased by $96,700 or 99% to $400 in 2005 from $97,100 in 2004. This decrease reflected the conversion of certain notes payable to common stock during 2004.

Liquidity and Capital Resources

We had cash balances totaling approximately $23,000 as of September 30, 2005. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. We earn revenue from the sale of golf equipment and related accessories through our online retail store. Online merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. Customers are allowed to return items for credit within 14 days of purchase. We provide for estimated returns at the time of shipment based on historical data. For the three and nine months ended September 30, 2005 and 2004, no allowance for returns was recorded because the estimated amounts were immaterial.

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

RISKS RELATED TO OUR SECURITIES

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender had the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The lender had the option to convert all or any part of the principal represented by this note. As part of the same transaction, the note holder purchased a warrant, issued by the Company, to purchase 50,000 shares of common stock at $0.92 per share. We sold the promissory note in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under. The issuance of these securities was undertaken without general solicitation or advertising. The purchaser represented to us that, among other things, it was acquiring the promissory note for investment purposes only and not with a view towards public distribution and that it was an “accredited investor” within the meaning of Rule 501 of Regulation D.

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

On September 1, 2005, we issued 260,000 shares of the Company’s common stock to four directors. This was payment for $24,000 in directors’ fees owned to the directors.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 9, 2005 the Company held its annual meeting of shareholders at which time the shareholders: (i) elected Dwain Brannon, Dwight Day, Skip McElvery, Larry Abraham and Bill Parsons as directors to hold office until the election of their successors; (ii) ratified the Company’s selection and appointment of Tedder, James, Worden & Associates, P.A. as independent auditors for 2006. The director nominees who received shareholder approval accepted the invitation to succeed directors on September 9, 2005. The following table indicates the voting tabulations of the shareholders present in person or by proxy at the 2005 annual meeting of shareholders:

	For	Against	Withheld
Election of Dwain Brannon	12,880,587		14,142
Election of Dwight Day	12,880,587		14,142
Election of Skip McElvery	12,880,587		14,142
Election of Larry Abraham	12,880,587		14,142
Election of William Parsons	12,880,587		14,142
Appointment of Tedder, James, Worden & Associates, P.A.	12,885,795	1,041	7,893

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

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

Date: November 14, 2005

HORIZON HOLDING CORPORATION

	By:	/s/Dwain Brannon
	Name:	Dwain Brannon
	Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	November 14, 2005 (Date)
Name:	Steven Weldon
Title:	Chief Financial Officer

By:	/s/ Skip McElvery	November 14, 2005 (Date)
Name:	Skip McElvery
Title:	Director

By:	/s/ Dwight Day	November 14, 2005 (Date)
Name:	Dwight Day
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.