Form 10KSB
period 2005-12-31
Horizon Holding CORP
filed 2006-03-31
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1800 2nd Street East, Suite 735

Sarasota, Florida 34326

(941) 256-0436

(Address and telephone number of principal executive offices)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.    ☐

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $33,391.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2006 was 24,319,750 and there were 894 stockholders of record.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

HORIZON HOLDING CORPORATION

FORM 10-KSB

i

Forward Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-KSB, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. The Company, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” Effective May 30, 2003, LGC Acquisition Company, a Delaware corporation and wholly owned subsidiary of Nomadic Collaboration International, Inc., a Nevada corporation, merged with and into LiquidGolf Corporation, a Delaware corporation, such that LiquidGolf Corporation was the surviving entity, and by virtue thereof, LiquidGolf corporation became a wholly owned subsidiary of Nomadic Collaboration.

As a result of a merger, the name of the Company changed to LiquidGolf Holding Corporation. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware.

On December 22, 2003, the Company acquired certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sold leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams.

On June 30, 2004, we acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf was accounted for by us as part of the leather goods product segment. Game Fore Golf distributed specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

On August 12, 2004 a majority of our stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect our business direction of diversifying its revenue streams.

In November 2004, we decided to discontinue the operations of Leather Craft including Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer.

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal has been create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. As of March 2006, we have been unable to find an experienced partner in the golf industry.

In November 2004, the board of directors decided to discontinue the operations of Leather Craft due to a lack of sales sufficient to support the continued operation of Leather Craft.

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 30, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. We anticipate this product to be available for sale in the third quarter of 2006.

Unless otherwise indicated, references in this Annual Report to 2005 and 2004 are to Horizon’s fiscal years ended December 31, 2005 and 2004, respectively.

Our principal executive offices and mailing address is 1800 2nd Street East, Suite 735, Sarasota, Florida 34236, and our telephone number is (941) 256-0436.

Our Strategy

We are currently designing and testing our recently acquired software, Silent SwordTM. The software will offer a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We will offer management tools to keep threat-protection systems up-to-date. We anticipate this product to be available in the third quarter of 2006.

We are continuing to explore opportunities available for our golf retailing website. We continue to seek partners in the golf industry to sell products through our website. By partnering with other retailers, we may add revenue to the our company.

Our Operating Segments

As of December 31, 2005, our operations consisted solely of our golf retailing website. In January 2006, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. For the fiscal year 2006, management will account for the Silent SwordTM operations as a separate operating segment. Therefore, results from operations will consist of our software and golf retailing segments. Below are the details relating to our business segments.

I. Silent Sword™ Software

Silent Sword™ is a virus/mal-ware protection software. This concept was initially developed by Chuck Wernicke, Chief Technology Officer (CTO) in February 2004. Silent Sword™ is not only used to rid the Windows™ computer system of virus and mal-ware but further enhances the performance and operation of the Operating System (OS) by managing its protection in the startup boot of the OS.

Our retail version of Silent Sword™ will enable us to expand into the Original Equipment Manufacture (OEM) and Enterprise version.

Products

Silent Sword™ combats all forms of mal-ware, spy-ware and other malicious viruses. Its patent pending process attacks the viruses at the start-up level using a white list/black list process before it corrupts a computer. Silent Sword™ differentiates itself from other products in the way it addresses the viruses. The software is not concerned with the virus unless it causes an issue. A virus needs to initiate itself in the startup boot section of the Windows OS. Silent Sword™ addresses those active viruses. Other virus file infectors are dormant until they need to propagate. If they do propagate, then they will become active in the start-up sector. Silent Sword™ controls the advancement of those viruses by controlling the startup file boot sector. Future Silent Sword™ versions will include an OEM version that will allow Silent Sword™ to be customized to OEM specifications. The Enterprise version will enable Network Engineers to manually and automatically control the desktop programs that will be able to run and those that will not.

Marketing and Sales Summary

The primary marketing focus will be to further raise awareness of the retail version. Utilization of websites and a concentrated focus on the personal computer repair shops will allow us to create a presence in the internet and in the marketplace. Secondly, we will create mailers to key demographic sectors for purchase via the website. Thirdly, we will educate the distribution and channel resellers to extend the awareness and market share of the product. At this time, we plan to deliver repair retail shops of major retailers the Silent SwordTM product at a reduced fee to help reduce their repair time dramatically.

The next direction will be to use media outlets. Media will be utilized to further promote the awareness of the product. Lastly, the modification and fluency of the website will promote usage, focus groups, knowledgebase implementation and increased traffic due to modified search indexing on the current sites. We plan to present the software to the OEM market, which consists of companies like Dell, Gateway and HP/Compaq. Out intent is to allow OEM to customize or value-add the current retail version to give OEM pertinent information to speed up support and service calls. The enterprise version will be marketed via Trade Shows, word-of-mouth and computer conferences. Success will ultimately be determined by the number of gross software sales, acceptance by the technical community and the adoption of the product on the OEM and Corporate levels.

The Competition

Our flagship software product Silent Sword™ addresses the virus/spy-ware/mal-ware issue in a completely new way. Most competitors are broken into Anti-Virus or Anti-Spy-ware software product. The main premise is to maintain a blacklist of known mal-ware/spy-ware programs and scan the entire file structure to detect, clean and dispose of properly the computer infectors. While Silent Sword’s process is similar there are very consistent differences. Silent Sword handles not only the blacklist of definitions but also a white list of definitions of programs that are allowed to run on the PC. Also, Silent Sword patent-pending process addresses the issue in the startup section of the boot. This enables Silent Sword to address only propagating viruses not just the viruses that are not active. Again, using this method also allows Silent Sword to run faster that its competitors because scanning the startup sectors is very fast compared to scanning the entire file structure. The last point about Silent Sword and its competition involves the use of automation in the product. Most competitors have the need for interfering manual transactions. Silent Sword can virtually run on its own without interaction of the end-user.

The markets for our products are intensely competitive and are subject to rapid changes in technology. We also expect competition to increase in the near-term. We believe that the principal competitive factors affecting the markets for our products include, but are not limited to:

•	performance,

•	quality,

•	breadth of product group,

•	integration of products,

•	introduction of new products,

•	brand name recognition,

•	price,

•	market presence,

•	functionality,

•	innovation,

•	customer support,

•	frequency of upgrades and updates,

•	reduction of production costs,

•	manageability of products, and

•	reputation.

We believe that we compete favorably against our competitors in performance, innovation and price. However, some of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources. These factors may provide our competitors with an advantage in penetrating markets with their network security and management products.

Our principal competitors in the anti-virus market are McAfee, Symantec Corp., Computer Associates International Inc. and Microsoft Corp., which expects to have its consumer security solution that may offer system and network protection products as enhancements to their operating systems, generally available in June 2006. In addition to competition from large technology companies such as McAfee, EMC Corp., Hewlett-Packard Co., IBM, Novell Inc. and Microsoft Corp., we also face competition from smaller companies and shareware authors that may develop competing products.

Proprietary Technology

Our success depends significantly upon proprietary software technology. We rely on a combination of patents pending, trademarks, trade secrets and copyrights to establish and protect proprietary rights to our software. However, these protections may be inadequate or competitors may independently develop technologies or products that are substantially equivalent or superior to our products. Laws in some foreign countries either do not protect these rights at all or offer only limited protection for these rights. The steps taken by us to protect our proprietary software technology may be inadequate to deter misuse or theft of this technology.

II. Online Golf Retail

Our website was being redeveloped and was not operating from March 1, 2005 to April 14, 2005. We also operated a single retail location in Apopka, Florida. The retail location was closed in February 2005. Our website is currently operating as an affiliate site and has not yet begun offering products directly. We currently have a limited amount of products on our website.

Through our website, www.liquidgolf.com, we successfully built an online community of over 90,000 registered members. We were able to build this base providing members with additional opportunities to participate in the world of golf.

Golfers are an appealing demographic group, in terms of income and purchasing power, to target as a business opportunity. Our business has only reached a small portion of the golf industry. Our business strategy for this segment is to partner with an experienced golf retailer that has golf specific e-commerce experience while utilizing our base of customers.

Products and Services

We offer a limited number of products through our website. Most golf retailers are currently able to offer a wider selection of products than we offer.

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

Discount Golf Shops. We compete directly with discount golf retailers such as Nevada Bobs and Edwin Watts. We believe that the discount golf sector accounts for a majority of yearly golf equipment sales. In addition, our online prices are generally cheaper than those offered at these discount stores which do not include the significant potential savings which non-Florida based customers experience since there presently is no sales tax on the sale of goods over the Internet. As a result, such savings can be as high as an additional 8.5% in some states. In addition, we generally do not charge customers for shipping and handling.

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

Employees

As of December 31, 2005, we had 2 full time executive management personnel. After the purchase of Silent SwordTM in January 2006, we hired 4 additional executive management and administration personnel. As of March 30, 2006, our 6 management personnel consists of our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Quality Officer, web developer and an administrative assistant. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate our business.

We have incurred net losses and negative cash flows from operations in all of the quarters since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2005. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance additional capital will be available on acceptable terms, if at all.

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

We will need additional capital, the availability of which is uncertain, to fund our business and complete the implementation of our business plan.

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

We may dilute existing stockholders by issuing more of our common stock

It is likely that in order to obtain additional funds as needed, we will have to sell additional securities including, but not limited to, its common stock, the effect of which may result in a substantial dilution of the present equity interests of our shareholders.

We rely heavily on our intellectual property rights which offer only limited protection against potential infringers.

We rely on a combination of pending patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products could be time-consuming and costly. Furthermore, our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology.

Intellectual property litigation in the network and system security market is common and can be expensive.

As more and more software patents are granted worldwide, as the number of products and competitors in our industry segments grows and as the functionality of products in different industry segments overlap, we expect that software product developers will be increasingly subject to infringement claims. Infringement or misappropriation claims may be asserted against us, and any such assertions could harm our business. Additionally, certain patent holders have become more aggressive in threatening litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, could be time-consuming to defend, result in costly litigation and diversion of resources, or could cause product shipment delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

Our management may be unable to effectively integrate our software purchase and to manage our growth and we may be unable to fully realize any anticipated benefits.

In the event our software is successful, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas. There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls. If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

We face product development risks associated with rapid technological changes in our market.

Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may require us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

Risks Specific to Our Industry

General economic conditions may affect consumer and business purchases.

We will become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.

We are subject to intense competition in the system and network protection markets, and we expect to face increased competition in the future.

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding performance at progressively lower prices contributes to the ease of market entry. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies.

In addition, some of our competitors have greater financial, technical, sales and marketing and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in continued price reductions, reduced net revenues and profit margins and loss of market share, any of which would likely harm our business.

Government Regulations and Legal Uncertainties Could Burden Our Business

The adoption or modification of laws or regulations applicable to software and the Internet could harm our business. New laws may be imposed relating to intellectual property, privacy, libel and taxation apply to the software industry. New laws and regulations and interpretations of existing laws and regulations could subject us and/or our customers to potential liability, which could have an adverse effect on our business, operating results and financial condition. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for our products and services, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a significant adverse effect on us or our customers, which, in turn, could have a significant adverse effect on our business and operating results. In addition, applying existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy to the Internet is uncertain. The vast majorities of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a significant adverse effect on our business and operating results. As our services are available over the Internet in multiple states and foreign countries, and as we facilitate sales by our customers to end users located in these states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states or foreign countries. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to our business, could have a significant adverse effect on our business and operating results.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our share price may be highly volatile.

The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting healthcare companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

ITEM 2. DESCRIPTION OF PROPERTY

All of our operations, including our retail sales, are based in our facility located at 1800 2nd Street East, Suite 735, Sarasota, Florida 34236. Our rent for this location is approximately $4,100 per month and our three year lease expires on February 28, 2009. Our personal property consists of computer equipment acquired subsequent to December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol “HRZH.OB.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the past two years. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. We have a total of 894 stockholders of record as of March 15, 2006.

	High ($)	Low ($)
Fiscal Year 2005
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.18	$0.10
Second Quarter	$0.25	$0.06
First Quarter	$0.95	$0.25

Fiscal Year 2004
Fourth Quarter	$1.00	$0.35
Third Quarter	$1.45	$0.75
Second Quarter	$3.25	$1.05
First Quarter	$3.10	$1.05

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

Recent Sales of Unregistered Securities

On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11 percent per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended.

On December 6, 2005, we sold in a private placement, a secured promissory note in the amount of $50,000 to a stockholder. Interest accrues on the outstanding principal balance from December 6, 2005 at a rate of 8 percent per annum. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. The maturity date for the promissory note is December 5, 2006.

On November 15, 2005, we sold in a private placement, a secured promissory note in the amount of $200,000 to a stockholder. Interest accrues on the outstanding principal balance from and after November 15, 2005 at a rate of 11 percent per annum. At maturity, April 18, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 50,000 shares of our common stock. Any stock issued pursuant to this promissory note will be restricted securities as defined by the Securities Act of 1933, as amended.

On July 7, 2005, we sold in a private placement, a secured promissory note in the amount of $5,000 to a stockholder. Interest accrued on the outstanding principal balance from July 7, 2005 at a rate of 8 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder could convert all or any part of the principal and accrued interest represented by this note. On December 6, 2005, we issued 57,076 shares of our common stock to satisfy the promissory note conversion agreement.

On July 7, 2005, we sold in a private placement, a secured promissory note in the amount of $10,000 to a stockholder. Interest accrued on the outstanding principal balance from July 7, 2005 at a rate of 8 percent per annum. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder may convert all or any part of the principal and accrued interest represented by this note. On November 28, 2005 we issued 129,595 shares of our common stock to satisfy the promissory note conversion agreement.

On February 16, 2004, we sold in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the us, to purchase 50,000 shares of our common stock at $1.25 per share. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

On August 14, 2004 we offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of our common stock at a purchase price of $0.75 per share. As of March 15, 2006 we had sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2005. The underlying compensation plan has been previously approved by a vote of the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,500,000	$1.00	146,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total:	1,500,000	$1.00	146,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

Overview

We were incorporated under the name “DP Charters” in Nevada on December 18, 1997. On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” Effective May 30, 2003, LGC Acquisition Company, a Delaware corporation and wholly owned subsidiary of Nomadic Collaboration International, Inc., a Nevada corporation, merged with and into LiquidGolf Corporation, a Delaware corporation, such that LiquidGolf Corporation was the surviving entity, and by virtue thereof, LiquidGolf corporation became a wholly owned subsidiary of Nomadic Collaboration. As a result of a merger, the name of the Company changed to LiquidGolf Holding Corporation. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware.

On August 12, 2004 a majority of our stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect our business direction of diversifying its revenue streams.

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal has been to create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. As of March 2006, we have been unable to find an experienced partner in the golf industry.

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 30, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. We anticipate this product to be available for sale in the third quarter of 2006.

Plan of Operation

We plan to grow our business with the purchase of the Silent SwordTM software. The purchase of the software will help diversify our revenue beyond golf retailing. We are currently designing and testing our software, Silent SwordTM and we anticipate this product will be available to end consumers in the third quarter of 2006. We are continuing to explore opportunities for our golf retailing segment. We are constantly reviewing our segments to determine our best overall strategy.

We have not generated sufficient operating revenue or had access to sufficient capital to implement our business plan to grow and expand our segments. Since our revenues from operations alone are not likely to provide sufficient capital to allow us to implement our acquisition and merger plans, we must secure a source of additional capital.

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 2006. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations.

Results of Operations

We managed our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making for the fiscal year 2005 were the Golf Retail and Leather Products sales segments. As of December 2004, the leather goods segment was discontinued.

Comparison of the fiscal year ended December 31, 2005 and December 31, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	2005	2004
Net sales	$33,391	$909,272
Cost of sales	27,004	759,704
Gross profit	6,387	149,568
General and administrative	1,135,778	2,369,064
Interest (income) expense , net	(199)	95,348
Write down of impaired assets	2,666	10,809
(Gain) Loss on Discontinued Operations	(13,200)	306,094
Gain on extinguishment of debt	(3,374)	(310,125)

Net Sales. Net sales from continuing operations were $33,391 in 2005 a decrease of approximately 96% from $909,272 in 2004. This decrease was due to the closing of the retail store activity during 2005.

	2005	2004
Net sales	$33,391	$1,116,226
Cost of sales	27,004	$907,614

Sales, including sales from discontinued operations, decreased approximately 97%, or $1,082,835 in 2005 compared to 2004. The decrease was the result of closing our retail store in February 2005 and the discontinuing the operations of Leather Craft Technology, Inc. in November 2004.

Cost of Sales. Cost of sales from continuing operations was $27,004 in 2005, an decrease of approximately 96% from $759,704 in 2004. This decrease was the result of a 96% decrease in net sales.

Gross Profit. Gross profit from continuing operations was $6,387 in 2005, an decrease of approximately 96% from gross profit of $149,568 in 2004. This decrease is consistent with our 96% decrease in net sales.

Operating Expenses

	2005	2004
General and administrative	$1,135,778	$2,369,064

General and Administrative Expenses. General and Administrative expenses were $1,135,778 in 2005, a decrease of 52% from $2,369,064 in 2004. In 2005, a $408,750 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. This was a 58% decrease from $981,000 in 2004. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement was fully amortized as of May 30, 2005. The additional decrease in 2005 is due to a $314,867 non-cash expense for the amortization of deferred restricted stock compensation an decrease of 45% from $572,324 in 2004. During 2005, as compared to 2004, we incurred approximately $180,000 of fewer expenses due to the closing of our single retail location. We also incurred $91,000 and $122,000 less in advertising and administrative salaries during 2005 as we implemented cost control measures.

Other Income and Expenses

Interest income and expense, net. Net interest income was $199 in 2005, a net increase of 100% from $95,348 of interest expense in 2004. The net interest income is the result of $1,538 of interest expense paid on promissory notes and $1,737 of interest income earn from a money market account.

Write down of impaired assets. Write down of impaired assets decreased $8,143 or 75% in 2005. This decrease was due to the write down of certain property and equipment that was abandoned or sold when we discontinued our Leather Products operations in 2004 and closed our golf retail facility in February 2005. The portion of this impairment related to the leather goods product segment has been reported as a component of discontinued operations.

Gain on extinguishment of debt. Gain on settlement of liabilities was $3,374 for 2005 compared to $310,125 for the same period in 2004. This decrease was the result of our determination that these amounts were not owed for obligations in 2005 and 2004 or were obtained through negotiations with our vendors in the corresponding year.

Liquidity and Capital Resources

We had cash balances totaling approximately $169,000 as of December 31, 2005. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

We believe that we will require an additional $2,400,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes in the amounts of $10,000, $5,000, $200,000 and $50,000 that we sold in a private placement to four stockholders. In December 2005, we entered into a promissory note conversion agreement with a two stockholders and converted $15,000, plus $562 of accrued interest, into common stock.

Variables and Trends

We have a limited operating history in connection with the current operation of our web site and software development. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history and our outsourcing of operations of our golf Internet website.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of calendar year 2006. The actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-15 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Horizon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Horizon’s management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors, their ages as of March 1, 2006, and the positions currently held by each are as follows:

Name	Age	Position
Stewart York	38	Chief Executive Officer and Director
Charles Wernicke	39	Chief Technology Officer and Director
Steven Weldon	30	Chief Financial Officer
William Parsons	58	Director
Dwight Day	42	Director

Stewart York has served as the Chief Executive Officer of the Company since February 1, 2006. From February 2005 to December 2005, Mr. York was self-employed as an IT consultant. From January 2001 to February 2005, Mr. York was the director of information technology for MicroMo Electronics, Inc., a motor and gear head manufacturer. Mr. York was self-employed as the publisher of a weekly magazine from June 2002 to January 2003. From April 2001 to June 2002, Mr. York was the production systems manager for Tecstar Electronics, Inc., an airplane parts manufacturer. Mr. York was the Vice President of Operation for Andco Industries, Inc. an architectural signage company from May 1995 to April 2001. Mr. York received a Bachelor of Science degree at the University of Rio Grande and a Bachelor of Arts from University of North Carolina.

Charles Wernicke has served as the Chief Technology Officer and Director of the Company beginning in February 2006. Mr. Wernicke has been the President of Emergency Computer Services, Inc., a computer service company since January 1993 and was the Chief Technology Officer of Delta Insights, LLC from June 2004 to January 2006. Mr. Wernicke attended Manatee Community College.

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005. Prior to joining Horizon Holding Corporation, Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000. Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005. Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services. Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College. Mr. Weldon is also a Certified Public Accountant licensed by the State of Florida.

William Parsons has served as a Director of the Company since August 2004. Mr. Parsons was a Partner with Arthur Anderson from 1992-2002. Mr. Parsons is currently an Executive Vice President and Partner with SENN-Delaney Leadership, where he has been since 2002. In addition, Mr. Parsons is the general partner of Parsons Partners. Mr. Parsons received his Bachelor of Science degree at Clarkson University and his Masters in Business Administration from UCLA.

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

We have established an Audit Committee, Executive Compensation Committee and a Restricted Stock Plan Distribution Committee.

Audit Committee. The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Messrs. Day, Parsons, both of whom are non-employee directors, and Weldon. The Board of Directors has not adopted a written charter of the Audit Committee. As CFO, Mr. Weldon is not considered “independent” as that term is defined by Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee met 5 times in 2005.

Executive Compensation Committee. The Executive Compensation Committee reviews and recommends to the Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us. The Executive Compensation Committee currently consists of Messrs. Day and Parsons, both of whom are non-employee directors. None of our executive officers or directors presently serves, or has served, on the Executive Compensation Committee of another company whose executive officers or directors served on our Board of Directors. Members of our Board of Directors own our common stock, as further described in, the “Principal Stockholder’s” section of this prospectus.

Restricted Stock Plan Distribution Committee. The Restricted Stock Plan Distribution Committee selects eligible persons to receive restricted stock awards under the Company’s 2003 Restricted Stock Plan, determines the number of restricted stock awards to be granted – the number of shares of common stock to which such restricted stock awards will relate, specifies times at which restricted stock awards will be vested, sets other terms and conditions of restricted stock awards, prescribes forms of restricted stock award agreements, interprets and specifies rules and regulations relating to the 2003 Restricted Stock Plan, and makes all other determinations that may be necessary or advisable for the administration of the 2003 Restricted Stock Plan. Members of our Restricted Stock Plan Distribution Committee include Messrs. York, Day and Parsons.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3, 4 and 5, and amendments to these forms furnished to us, each of the following parties, who are subject to the reporting requirements of Section 16(a) of the Exchange Act, were delinquent in filing all such required reports with respect to fiscal year 2005:

Skip McElvery – Mr. McElvery failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Larry Abraham – Mr. Abraham failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Dwight Day – Mr. Day failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

William Parsons – Mr. Parsons failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

We did not have any other executive officers or other employees serving at the end of fiscal year 2005 whose total annual salary and bonus exceeded $100,000. The following table sets forth certain information regarding the compensation our Chief Executive Officer for 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards	All Other Compensation
Dwain Brannon, CEO	2005	$14,533	—	—	—
	2004	99,092	—	—	—
	2003	90,000	—	1,000,000	—

(1)	Represents shares received pursuant to the Company’s 2003 Restricted Stock Plan.

Employment Agreements

On February 23, 2006 we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

2003 Restricted Stock Plan

On June 30, 2003, our Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and was submitted and approved by our stockholders at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards. The purpose of the 2003 Plan is to provide a means through which the Company and its subsidiaries may attract key personnel to enter into and remain in the employ of the Company and its subsidiaries, as well as to provide a means whereby those key persons upon whom the responsibilities of the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting the mutuality of interests between those key individuals and the Company’s stockholders.

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

Directors’ Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 5, 2006, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 24,319,750 shares of common stock outstanding as of March 5, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned
Charles Wenicke	3,666,907		15.08%
Dwain Brannon (2)	1,500,332	(3)	6.17
Brunswick Growth Ventures, LLC	1,387,673		5.71
San Rafael Consulting Group, LLC(5)	1,387,673		5.71
Dwight Day (1)	658,143		2.71
Skip McElvery (6)	345,707	(4)	1.42
Stewart York	309,171		1.27
William Parsons(1)	226,333		0.93
Larry Abraham (7)	219,500		0.90
All directors and officers (7 persons)	2,875,000		28.49%

(1)	Unless otherwise noted, the address of each person listed is c/o Horizon Holding Corporation, 1800 2nd Street, Suite 735, Sarasota, Fl, 34236.
(2)	Dwain Brannon’s address is 4044 W. Lake Mary Blvd., #104-347, Lake Mary, Florida 32746.
(3)	Includes 1,000,000 shares of restricted common stock in the Company granted under the Company’s 2003 Restricted Stock Plan pursuant to an employment agreement between Mr. Brannon and the Company entered into on May 30, 2003.
(4)	Includes 127,707 shares of common stock owned by Mr. McElvery’s spouse.
(5)	San Rafael Consulting Group’s address is 8560 Heron Lagoon Circle, Sarasota, Fl 34242.
(6)	Skip McElvery’s address is 3171 Saint Ives Country Club, Diluth, Georgia 30097.
(7)	Larry Abraham’s address is 4012 52nd Avenue NW, Mineral, Washington 98355.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A)	Financial Statements and Schedules

See “Index to Financial Statements”

(B)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of LiquidGolf Holding Corporation(1)

3.2	Bylaws of LiquidGolf Holding Corporation(2)

10.1	Agreement and Plan of Merger by and among Nomadic Collaboration International, Inc., LGC Acquisition Company, and LiquidGolf Corporation dated February 12, 2003(3)

10.2	LiquidGolf Holding Corporation 2003 Restricted Stock Plan(4)

10.3	Employment Agreement between the Company and Dwain Brannon dated May 29, 2003(5)

10.4	Lease Agreement dated May 2, 2002, between the Company and Victoria Plaza, Inc.(6)

10.5	Software Purchase Agreement date January 31, 2006 between the Company and Delta Insights, LLC(10)

10.6	Employment Agreement between Company and Chuck Wernicke dated February 23, 2006(9)

21.1	Subsidiaries of the Company(7)

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(8)

*	Filed Herewith
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865)
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/01/03) (No. 000- 27131).

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(7)	Incorporated by reference to Exhibit 21.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).
(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (filed 2/27/06) (No. 000-27131).
(10)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (filed 2/02/06) (No. 000-27131).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$48,000	$46,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	7,500	8,123

Subtotal	$55,500	$54,623
All other Fees(4)	-0-	-0-

Total	$55,500	$54,623

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.
(2)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2004. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2005 to be approximately $7,500.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by Tedder, James, Worden & Associates, P.A. is compatible with maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON HOLDING CORPORATION

Dated: March 31, 2006

	By:	/S/ Stewart York
	Name:	Stewart York
	Title:	Chief Executive Officer, President, Secretary and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HORIZON HOLDING CORPORATION

Dated: March 31, 2006

	By:	/S/ Stewart York
	Name:	Stewart York
	Title:	Chief Executive Officer, President, Secretary and Director

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer

	By:	/S/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/S/ William Parsons
	Name:	William Parsons
	Title:	Director

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

HORIZON HOLDING CORPORATION AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of HORIZON HOLDING CORPORATION and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HORIZON HOLDING CORPORATION and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principals.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

March 13, 2006

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$169,505
Loan receivable	10,000
Prepaid expenses	4,167

Total current assets	183,672

Other assets	180

Total assets	$183,852

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$139,529
Other current liabilities	40,325
Notes payable to stockholders’	250,000

Total current liabilities	429,854

Stockholders’ equity (capital deficiency)
Common stock, $0.001 par , 100,000,000 shares authorized, 13,420,068 shares issued and outstanding	13,420
Additional paid-in capital	36,729,804
Deferred stock-based employee compensation	(57,706)
Accumulated deficit	(36,931,520)

Total capital deficiency	(246,002)

Total liabilities and stockholders’ equity (capital deficiency)	$183,852

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2005 and 2004

	2005	2004
Net sales	$33,391	$909,272
Cost of sales	27,004	759,704

Gross profit	6,387	149,568

Operating expenses:
Sales and marketing	182,326	104,942
General and administrative (inclusive of non-cash stock-based employee compensation of $314,867 and $572,324 in the years ended December 31, 2005 and 2004)	1,135,778	2,369,064
Technology and content	20,549	58,478
Write down of impaired assets	2,666	10,809
Depreciation and amortization	1,920	16,034

Total operating expenses	1,343,239	2,559,327

Loss from operations	(1,336,852)	(2,409,759)

Other income (expense):
Interest income	1,737	1,931
Interest expense	(1,538)	(97,279)
Gain on extinguishment of debt	3,374	310,125
Other	(16,263)	—

Net other (expense) income	(12,690)	214,777

Net loss from continuing operations	(1,349,542)	(2,194,982)

Gain (loss) from discontinued operations	13,200	(306,094)

Net loss	$(1,336,342)	$(2,501,076)

Net loss per share from continuing operations – basic	$(0.10)	$(0.19)

Net loss per share from discontinued operations – basic	$(0.00)	$(0.03)

Weighted average shares used in calculating basic loss per share	13,004,154	11,373,354

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended December 31, 2005 and 2004

					Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	10,742,447	$10,742	—	—	$35,706,315	$(852,917)	$(33,094,102)	$1,770,038

Cost incurred in conjunction with the exercise of warrants					(20,000)			(20,000)
Amortization of deferred stock based employee compensation						572,324		572,324
Treasury stock acquired due to forfeiture in restricted stock plan	(35,000)		35,000	(28,279)		28,279		—
Issuance of common stock for Directors compensation	4,500	4			4,900			4,904
Cost incurred in conjunction with conversion of Note Payable					(30,000)			(30,000)
Issuance of common stock for Game for Golf acquisition	10,000	10			10,890			10,900
Issuance of common stock for conversion of Note Payable	714,285	714			599,286			600,000
Proceeds from the issuance of common stock	1,239,497	1,240			311,914			313,154
Issuance of employee restricted Stock	219,000	184	(35,000)	28,279	91,796	(120,259)		—
Net loss							(2,501,076)	(2,501,076)

Balance, December 31, 2004	12,894,729	$12,894	—	—	$36,675,101	$(372,573)	$(35,595,178)	$720,244

Amortization of deferred stock based employee compensation						314,867		314,867
Issuance of common stock for Directors compensation	272,000	272			35,728			36,000
Cost incurred in conjunction with conversion of Note Payable					(3,000)			(3,000)
Issuance of common stock for conversion of Note Payable	129,595	130			10,238			10,368
Issuance of common stock for conversion of Note Payable	57,076	57			5,137			5,194
Issuance of common stock for services	66,668	67			6,600			6,667
Net loss							(1,336,342)	(1,336,342)

Balance, December 31, 2005	13,420,068	$13,420	—	—	$36,729,804	$(57,706)	$(36,931,520)	$(246,002)

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net Loss	$(1,336,342)	$(2,501,076)
Adjustments to reconcile net loss to cash used in operations:
Amortization of deferred stock-based employee compensation	314,867	572,324
Gain on extinguishment of debt	(3,374)	(310,125)
Amortization of stock issued for services	408,750	1,030,545
Stock issued to directors for services	36,000	4,904
Stock issued to vendor for services	6,667	—
Impairment of property and equipment	2,666	10,809
Depreciation and amortization	1,920	76,414
Loss on disposal of fixed assets	500	—
Discontinued operations:
Impairment of property and equipment	—	2,280
Impairment of goodwill	—	108,400
(Increase) decrease in operating assets:
Inventories	48,967	227,209
Prepaid expenses	181,582	33,980
Other assets	4,077	12,177
Increase (decrease) in operating liabilities:
Accounts payable	(10,942)	(179,699)
Other current liabilities	(31,034)	(89,395)

Net cash used in operating activities	(338,046)	(1,001,253)

Cash flows from investing activities:
Proceeds from sale of certificate of deposit	35,000	—
Issuance of loan receivable	(10,000)	—
Purchase of Games for Golf	—	(30,000)
Purchase of property and equipment	—	(2,279)

Net cash provided by (used in) in investing activities:	25,000	(32,279)

Cash flows from financing activities:
Payments on deferred loan costs	—	(60,000)
Proceeds from the sale of common stock	—	313,154
Payments on capital lease	(9,915)	(11,360)
Proceeds from notes payable	265,562	600,000
Fees paid to issue convertible note	(3,000)	(30,000)
Fees paid to convert warrants	—	(20,000)

Net cash provided by financing activities	252,647	791,794

Net cash provided by discontinued operations	18,825	62,664

Net decrease in cash and cash equivalents	(79,224)	(179,074)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$169,505	$248,729

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$561	$36,494

Issuance of common stock for acquisition of Games for Golf	$—	$10,900

Conversion of note payable into common stock	$15,562	$600,000

See accompanying notes to consolidated financial statements.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATIONS

Reporting Entity. Horizon Holding Corporation and Subsidiaries (“Horizon” or the “Company”) were incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the business of operating a golf retail website where manufactures can link to their products.

Name Change. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Horizon Holding Corporation and its two wholly- owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, loan receivable, accounts payable, and other current liabilities approximates fair value because of the short maturity of those instruments.

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of calendar year 2006. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.

NOTE 3 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,931,500 as of December 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $338,000 and $1,001,000 for the years ended December 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses, through a series of private placements. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the maintenance of our website and the development of our software segment is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – DISCONTINUED OPERATIONS

Acquisition of Leather Craft. On December 22, 2003, the Company acquired certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Leather Craft to provide the Company consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock.

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

Acquisition of Game Fore Golf. On June 30, 2004 the Company acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf is accounted for as a part of Leather Craft. Game For Golf distributed specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired at the date of acquisition The results of operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The Company recorded Goodwill of $40,900 as the purchase price exceeded the fair values of the assets acquired by that amount. The Company expects all of the goodwill to be deducted for tax purposes.

Discontinued Operations. In November 2004, the Company decided to discontinue the operations of Leather Craft and Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded a gain from discontinued operations of $13,200 and a loss from discontinued operations of $306,094 as of December 31, 2005 and 2004, respectively. The loss from discontinued operations in 2004 includes a loss of $108,400 which was all goodwill associated with the purchase of Leather Craft and Game Fore Golf.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LOAN RECEIVABLE

During 2005, the Company loaned Delta Insights, LLC the principal sum of $10,000. The loan bears interest at 10%, was due and paid in full on January 18, 2006. Subsequent to the issuance of the loan, the Company closed a significant software purchase with the borrower. See Note 12.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2005:

Accrued payroll	$12,537
Accrued interest	977
Accrued director fees	24,000
Other	2,811

$40,325

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

Notes payable stockholders are summarized as follows as of December 31, 2005:

Unsecured Promissory note payable to Burns Family Trust for $200,000 including interest at a fixed rate of 11%. The maturity date is April 2006 at which time all principal and interest is due. As additional consideration, 50,000 shares of stock will be delivered.	$200,000
Unsecured Promissory note payable to Ken Hall for $50,000 including interest at a fixed rate of prime plus 8% (15% at December 31, 2005). The note holder has the sole option of converting the principle represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock 10 days immediately prior to the conversion. The maturity date is December 2006 at which time all principal and interest is due.	50,000

250,000
Less: current portion	250,000

$—

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8– INCOME TAXES

At December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $36,785,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2019 through 2025.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2005:

2005
Deferred tax assets:
Net operating loss carryforward	$13,842,199
Start-up costs	4,265
Stock based compensation	23,315
Other	—

Total deferred tax assets	13,869,779

Deferred tax liabilities:
Depreciation	(1,512)

Net deferred tax assets	13,871,291
Less valuation allowance	(13,871,291)

Net deferred tax asset	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2005, the increase in deferred tax asset valuation allowance amounted to approximately $467,000.

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

NOTE 9– STOCKHOLDER’S EQUITY

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

2002 Warrants. In 2002, in connection with the sale of 1,220,000 shares of Common Stock for $0.25 per share, the Company issued fully vested warrants in two classes to purchase 1,220,000 shares of Common Stock in a Class A Warrant and 1,220,000 shares of Common Stock in a Class B Warrant. These warrants were issued in connection with a certain Confidential Private Offering Memorandum dated April 16, 2002. These Class A and Class B Warrants have an exercise price of $1.00 and $1.50 respectively, are exercisable at issuance and have a contractual life of five years and expire from April to May of 2007.

2004 Secured Promissory Note. On February 16, 2004, the Company sold in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The note holder had the sole option of converting the principal represented by this note into the Company’s common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of the Company’s common stock at $1.25 per share. On June 14, 2004, the Company entered into a promissory note conversion agreement (the “Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

2004 Private Placement. Commencing on or about August 14, 2004, the Company offered $1,500,000 in $0.30 units. Each unit consisted of one share of common stock and a warrant to purchase three shares of common stock at a purchase price of $0.75 per share. The Company sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

2005 Secured Promissory Notes. On July 7, 2005, the Company sold in a private placement, secured promissory notes in the amounts of $5,000 and $10,000 to two stockholders. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. On November 28, 2005 we issued 129,595 shares of our common stock to satisfy the principal and accrued interest of the $10,000 promissory note. On December 6, 2005 we issued 57,076 shares of our common stock to satisfy the principal and interest of the $5,000 promissory note.

The Company sold, in a private placement, secured promissory notes in the amounts of $200,000 and $50,000 to two stockholders in November and December of 2005, respectively. As part of the transactions, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9– STOCKHOLDER’S EQUITY, CONTINUED

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000

2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

	Convertible Notes payable warrants	744,505	1.50	June 2006

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

	Total warrants outstanding	6,619,996

	Total proceeds from warrants exercised				$63,000

NOTE 10– RESTRICTED STOCK BASED COMPENSATION

On June 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003” Plan”) and it was approved by our stockholders at the 2003 Annual Meeting. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of December 31, 2005, 1,354,000 shares have been issued under this Plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $3,374 and $310,125 for 2005 and 2004, respectively. This gain was the result of our determination that these amounts were not owed for these obligations in 2005 and 2004 or were obtained through negotiations with our vendors in the corresponding year.

HORIZON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

Resignation of Chief Executive Officer. On January 31, 2006, Dwain Brannon resigned from the positions of Chief Executive Officer, Secretary and Director of the Company.

Software Purchase. The Company closed a Software Purchase and Development Agreement with Delta Insights, LLC. to purchase its Silent Sword software and all trademarks, service marks, and logos. As of March 30, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent Sword™. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. The Company plans on developing this as a new segment of business.

Operating Lease. On February 7, 2006, the Company committed to a non-cancelable operating lease on operating facilities which expires February 28, 2009. The following is a schedule of future minimum rental commitments, by year and in the aggregate, to be paid under this non-cancelable operating lease.

For the year ending December 31,
2006	$41,000
2007	49,200
2008	49,200
2009	8,200

Total	$147,600

Employment Agreement. On February 23, 2006 the Company entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

Promissory Note. On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11 percent per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended.