Form 10QSB
period 2006-03-31
INVERTED PARADIGMS CORP
filed 2006-05-15
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

(Exact name of Registrant as specified in its charter)

HORIZON HOLDING CORPORATION

(Former name or former address, if changed since last report)

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

☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 12, 2006 was 28,319,750 and there were 894 stockholders of record.

Transitional Small Business Issuer Format:  ☐ YES  ☒ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒ NO

INVERTED PARADIGMS CORPORATION

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2006
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,371
Prepaid expenses	21,611

Total current assets	204,982
Property and equipment, net	12,270
Intangible asset	119,956
Deposits	690

Total assets	$342,623

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$111,053
Other current liabilities	80,699
Notes payable to shareholders	495,275

Total current liabilities	687,027
Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,319,750 shares issued and outstanding	24,320
Additional paid-in capital	36,864,834
Accumulated deficit	(37,238,233)

Total stockholders’ equity (capital deficiency)	(349,129)

Total liabilities and stockholders’ equity (capital deficiency)	$342,623

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended March 31,
	2006	2005
	Unaudited	Unaudited
Net sales	$—	$32,016
Cost of sales	—	27,004

Gross profit	—	5,012
Operating expenses:
Sales and marketing	—	4,656
General and administrative (inclusive of non-cash stock-based employee compensation of $15,740 and $153,373 in the three months ended March 31, 2006 and 2005)	307,165	501,909
Technology and content	726	12,578
Depreciation and amortization	169	320

Total operating expenses	308,060	519,463

Loss from continuing operations	(308,060)	(514,541)
Other income (expense):
Interest income	242	272
Interest expense	(1,876)	—
Gain on extinguishment of debt	2,931	2,674

Other income, net	1,297	2,946

Net loss from continuing operations	(306,763)	(511,505)

Loss from discontinued operations	—	(4,249)

Net loss	$(306,763)	$(515,754)

Net loss per share from continuing operations – basic and diluted	$(0.01)	$(0.04)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)

Weighted average shares used in calculating basic and diluted loss per share	20,615,397	12,894,729

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(306,763)	$(515,754)
Adjustments to reconcile net loss to cash used in operations:
Amortization of deferred stock-based employee compensation	15,740	153,373
Gain on extinguishment of debt	(2,931)	(2,674)
Amortization of stock issued for services	—	245,250
Stock issued to directors for services	28,000	—
Stock issued to vendors for services	4,496	—
Depreciation and amortization	169	320
Interest expense	675
(Increase) decrease in assets:
Investments	—	35,000
Inventories	—	48,172
Prepaid expenses	(17,444)	(517)
Other assets	(510)	800
Increase (decrease) in liabilities:
Accounts payable	(25,545)	(69,294)
Other current liabilities	41,476	10,596

Net cash used in continuing operating activities	(262,589)	(94,728)

Net cash used in discontinued operations	—	(10,752)

Net cash used in operating activities	(262,589)	(105,480)

Cash flows from investing activities:
Purchase of property and equipment	(12,439)	—
Cash acquired in connection with Silent Sword	28,894
Proceeds from collection of loan receivable	10,000
Proceeds from disposition of property and equipment	—	500

Net cash provided by in investing activities:	26,455	500

Cash flows from financing activities:
Payments on capital lease	—	(9,915)
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	250,000	(9,915)

Net increase (decrease) in cash and cash equivalents	13,866	(114,895)

Cash and cash equivalents, beginning of period	169,505	248,729

Cash and cash equivalents, end of period	$183,371	$133,834

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$—

Issuance of 10,000,000 shares of common stock in connection with Silent Sword software	$150,000	$—

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $37,240,000 as of March 31, 2006. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a series of private placements. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the maintenance of our website and the development of our software segment is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

Note 2 – Organization

Reporting Entity. INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES (“Inverted Paradigms” or the “Company”) were incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the businesses of operating a golf retail website (where manufactures can link to their products) and developing our antivirus software called Silent SwordTM for future sale.

Name Change. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation. On April 28, 2006 a majority of the stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Summary of Significant Accounting Policies , Continued

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share Information. Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

Long Lived Assets. In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

Goodwill and Other Intangible Assets. The Company follows SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. If facts and circumstances lead the Company’s management to believe that one of the Company’s amortized intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

Stock-Based Compensation. Before January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company did not recognize compensation expense related to stock options granted to employees and directors where the exercise price was at or above fair value at the date of grant. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.”

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the grant date of fair value. In accordance with SFAS 123(R), results for prior periods have not been restated.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Asset Purchase

On January 31, 2006, the Company closed a Software Purchase and Development Agreement with Delta Insights, LLC to purchase its Silent Sword software and all trademarks, service marks, and logos. To acquire the software, the Company issued 10,000,000 shares of restricted common shares and may issue an additional 10,000,000 shares, subject to certain restrictions. The 10,000,000 issued shares have been valued at $150,000 which has been allocated to intangible assets, net of cash received in the amount of $28,894 and equipment valued at $1,550. The remaining 10,000,000 contingent shares have not been recorded as a liability or shown as outstanding securities since the outcome of the contingency is not yet determinable. The Company plans on developing Silent SwordTM as a new segment of the business to grow revenues. The software will be amortized over its expected life which has not been determined.

Note 5 – Discontinued Operations

Acquisition of Leather Craft. On December 22, 2003, the Company acquired certain assets from LeatherCraft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Leather Craft to provide the Company consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock.

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

Acquisition of Game Fore Golf. On June 30, 2004 the Company acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf was accounted for as a part of Leather Craft. Game For Golf distributed specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

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

Discontinued Operations. In November 2004, the Company decided to discontinue the operations of Leather Craft and Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $4,249 for the quarter ended March 31, 2005.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Stockholders’ Equity

2006 Secured Promissory Note. On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11 percent per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares is considered to be insignificant and no charge has been reflected in the financial statements. Also, as part of the transactions, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance. The fair value of the warrant amounts to $5,400 based on the Black-Scholes pricing model and will be amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

In addition, $675 has been amortized in the three months ended March 31, 2006.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000
2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—
	Convertible Notes payable warrants	744,505	1.50	June 2006
2004	Notes payable warrants	50,000	0.92	None
2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007
2005	Broker warrants	50,000	0.50	Dec. 2008
2006	Broker warrants	50,000	0.50	Mar. 2009

	Total warrants outstanding	6,669,996

	Total proceeds from warrants exercised				$63,000

Note 7 – Restricted Stock Based Compensation

On June 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The 2003 Plan was approved by the stockholders on August 13, 2003. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of March 31, 2006, 1,354,000 shares had been issued under this Plan.

On January 31, 2006, the Board of Directors issued 850,000 shares of restricted common stock as director compensation in lieu of cash. An expense of $3,150 is include in General and Administrative expense for this issuance and $20,000 was expense in 2005.

Note 8 – Commitments and Contingencies

Employment Agreement. On February 23, 2006 we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

Settlement Agreement. February 9, 2006, we entered into a settlement agreement with a stockholder. The settlement called for a cash payment of $25,000 immediately and $75,000 payment to be made as funds are raised for the company. The settlement of $100,000 is included in General and Administrative expenses and the unpaid portion is included in Other Current Liabilities.

Note 9 – Extinguishment of Debt

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $2,931 for the three months ended March 31, 2006.

Note 10 – Subsequent Events

Stock Purchase Agreement. On April 3, 2006, the Company entered into a stock purchase agreement with an investor (the “Investor”). This agreement allows the investor to purchase a maximum of 35,000,000 shares of common stock of the Company at a purchase price of 20% of the bid price. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investor purchased 4,000,000 shares on April 17, 2006 for $180,000. The Investor group is under no obligation to purchase any further amounts of stock from the Company.

2006 Restricted Stock Plan. On March 21, 2006, the Board of Directors adopted the Horizon Holding Corporation 2006 Restricted Stock Plan (the “2006 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2006 Annual Meeting. The 2006 Plan was approved by the stockholders on April 28, 2006. The terms of the 2006 Plan provide for grants of restricted stock awards.

Under the 2006 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2006 Plan shall be equal to 6,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2006, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

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

On December 22, 2003, we acquired certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sold leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams.

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

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 31, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain contingent provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. We anticipate this product to be available for sale in the third quarter of 2006.

On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Plan of Operation

We plan to grow our business with the purchase of the Silent SwordTM software. The software will offer a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We will offer management tools to keep threat-protection systems up-to-date. The purchase of the software will help diversify our revenue beyond golf retailing. We are currently designing and testing our software, Silent SwordTM, and we anticipate this product will be available to end consumers in the third quarter of 2006. We are continuing to explore opportunities for our golf retailing segment. We are constantly reviewing our segments to determine our best overall strategy.

We have not generated sufficient operating revenue or had access to sufficient capital to implement our business plan to grow and expand our segments. Since our revenues from operations alone are not likely to provide sufficient capital to allow us to implement our acquisition and merger plans, we must secure a source of additional capital.

Cash Requirements

We currently have very limited operating funds, and we will require additional cash to maintain our operations for the next twelve months. Based on the cash we currently have, we will likely need additional financing to continue operations beyond June 2006. Thus, our success is greatly dependent upon our ability to raise additional capital. In the event that we obtain only modest amounts of additional capital to fund our operations, we will be forced to seek such additional capital or discontinue operations

Results of Operations

We are in the early stages of operations as a public company with the pending release of our software. As a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this quarterly report do not represent future expected financial relationships. We expect that total cash expenses will decrease with the implementation of our operating plan, but at a much slower rate of decline than the corresponding revenue decrease.

Comparison of the three months ended March 31, 2006 and March 31, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	Three months ended March 31,
	2006	2005
Net sales	$—	$32,000
Cost of sales	—	27,000
Operating expenses	309,700	519,400
(Gain) Loss on Discontinued Operations	—	4,200
Gain on extinguishment of debt	2,900	2,700

Net Sales. Net sales from continuing operations were $0 in 2006 a decrease of 100% from approximately $32,000 in 2005. This decrease was due to the closing of the retail store activity during 2005.

Cost of Sales. Cost of sales from continuing operations was $0 in 2006, a decrease of 100% from approximately $27,000 in 2004. This decrease was due to the closing of the retail store activity during 2005.

Operating Expenses

Operating expenses were approximately $309,700 in 2006, a decrease of 40% from approximately $519,400 in 2005. In 2005, a $245,250 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. The compensation was 1,800,000 shares of common stock and the prepaid expense was fully amortized as of May 30, 2005.

Other Income and Expenses

Gain on extinguishment of debt. Gain on settlement of liabilities was approximately $2,900 for 2006 compared to approximately $2,700 for the same period in 2005. This increase was the result of our determination that these amounts were not owed for obligations in 2006 and 2005 or were obtained through negotiations with our vendors in the corresponding year.

Liquidity and Capital Resources

We had cash balances totaling approximately $183,000 as of March 31, 2006. Historically, our principal source of funds has been cash generated from financing activities.

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

Variables and Trends

We have a limited operating history in connection with the current operation of our web site and software development. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history and our outsourcing of certain operations of our golf Internet website.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Stock-Based Compensation

Before January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company did not recognize compensation expense related to stock options granted to employees and directors where the exercise price was at or above fair value at the date of grant. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure.”

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with SFAS 123(R). Results for prior periods have not been restated.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISKS FACTORS

A more comprehensive list of risk factors are set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

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

Any decline in the market acceptance of operating systems we support may require us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11 percent per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended.

On December 6, 2005, we sold in a private placement, a secured promissory note in the amount of $50,000 to a stockholder. Interest accrues on the outstanding principal balance from December 6, 2005 at a rate of 8 percent per annum. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. The maturity date for the promissory is December 5, 2006.

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

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Stock purchase agreement with Ischian Holdings, Ltd. dated April 3, 2006

10.2	Investment advisory agreement with Galileo Asset Management, SA dated March 6, 2006

10.3	Consulting agreement with Brunswick Growth Ventures, LLC date February 3, 2006

10.4	Settlement agreement with Dennis Rush dated February 9, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006

INVERTED PARADIGMS CORPORATION

By:	/s/ Stewart York
Name:	Stewart York
Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	May 15, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

By:	/s/ William Parsons	May 15, 2006
Name:	William Parsons	(Date)
Title:	Director

By:	/s/ Dwight Day	May 15, 2006
Name:	Dwight Day	(Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Stock purchase agreement with Ischian Holdings, Ltd. dated April 3, 2006

10.2	Investment advisory agreement with Galileo Asset Management, SA dated March 6, 2006

10.3	Consulting agreement with Brunswick Growth Ventures, LLC date February 3, 2006

10.4	Settlement agreement with Dennis Rush dated February 9, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.