Form 10QSB
period 2006-06-30
INVERTED PARADIGMS CORP
filed 2006-08-14
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 10, 2006 was 67,635,927 and there were 895 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

INVERTED PARADIGMS CORPORATION

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2006
(unaudited)
Assets
Current assets:
Cash	$58,200
Prepaid expenses	11,225

Total current assets	69,425

Property and equipment, net	18,888
Intangible asset	119,956
Deposits	510

Total assets	$208,779

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$123,824
Accrued expenses	53,061
Notes payable to stockholders	497,300

Total current liabilities	674,185

Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 62,260,927 shares issued and outstanding	30,261
Additional paid-in capital	37,284,583
Accumulated deficit	(37,780,250)

Total stockholders’ equity (capital deficiency)	(465,406)

Total liabilities and stockholders’ equity (capital deficiency)	$208,779

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Sales and marketing	17,202	—	17,202	—
General and administrative expenses (inclusive of non-cash stock-based employee compensation of $15,740 and $117,635 and $31,481 and $271,008 for the three and six months ended June 30, 2006 and 2005, respectively)	493,771	372,307	798,999	845,135
Technology and content	10,598	—	10,598	—
Depreciation and amortization	1,039	—	1,208	—

Total operating expenses	522,610	372,307	828,007	845,135

Loss from continuing operations	(522,610)	(372,307)	(828,007)	(845,135)

Other income (expense):
Interest income	98	1,101	213	1,373
Interest expense	(18,538)	—	(21,229)	—

Other income, net	(18,440)	1,101	(21,016)	1,373

Net loss from continuing operations	(541,050)	(371,206)	(849,023)	(843,762)
Gain (loss) from discontinued operations	(761)	(5,102)	293	(48,300)

Net loss	$(541,811)	$(376,308)	$(848,730)	$(892,062)

Weighted average common shares outstanding	28,439,983	12,894,729	24,527,690	12,894,729

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.07)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(848,730)	$(892,062)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	31,481	271,008
Amortization of stock issued for services	—	408,750
Consulting fee paid by investor	75,000	—
Stock issued to directors for services	28,000	—
Stock issued to vendors for services	4,495	—
Depreciation and amortization	1,208	—
Interest expense	2,700	—
(Increase) decrease in assets:
Prepaid expenses	(7,058)	—
Other assets	(330)	—
Increase (decrease) in liabilities:
Accounts payable	12,179	19,263
Accrued expenses	6,886	24,000

Net cash used in continuing operating activities	(694,169)	(169,041)
Net cash used in discontinued operations	(27,884)	(4,574)

Net cash used in operating activities	(722,053)	(173,615)

Cash flows from investing activities:
Purchase of property and equipment	(18,946)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—

Net cash provided by continuing investing activities	19,948	—
Net cash provided by discontinued investing activities	—	500

Net cash provided by investing activities	19,948	500

Cash flows from financing activities:
Fees paid to issue convertible note	—	(3,000)
Fees paid to issue common stock	(44,200)	—
Proceeds from issuing restricted stock	385,000	—
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	590,800	(3,000)
Net cash used in discontinued financing activities	—	(9,915)

Net cash provided by (used in) financing activities	590,800	(12,915)

Net decrease in cash and cash equivalents	(111,305)	(186,030)

Cash, beginning of period	169,505	248,729

Cash, end of period	$58,200	$62,699

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$150,000	$—

Accrued fees in connection with issuance of common stock	$5,850	$—

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $37,780,000 as June 30, 2006. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a series of private placements and loans. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the maintenance of our website and the development of our software segment is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

Note 2 – Organization

Reporting Entity. Inverted Paradigms Corporation and Subsidiaries (“Inverted Paradigms” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company was in the businesses of operating a golf retail website (where manufactures can link to their products) and is currently developing our antivirus software called Silent SwordTM for future sale.

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

Revenue Recognition. Upon the roll-out of Silent Sword™, we will recognize revenue from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

The Company recognizes revenue on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the product.

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

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and totaled approximately $10,600 and $0 for the three and six months ended June 30, 2006 and 2005, respectively. These amounts are included in technology and content expense in the accompanying consolidated statements of operations.

Software Development Costs. The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the shorter of its three-year estimated useful life of the software or the product’s lifecycle. All

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Summary of Significant Accounting Policies, Continued

other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

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

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with FAS 123(R), results for prior periods have not been restated.

Note 4 – Asset Purchase

On January 31, 2006, the Company closed a Software Purchase and Development Agreement with Delta Insights, LLC to purchase its Silent Sword software and all trademarks, service marks, and logos. To acquire the software, the Company issued 10,000,000 shares of restricted common stock and may issue an additional 10,000,000 shares, subject to certain conditions. The 10,000,000 issued shares have been valued at $150,000 which has been allocated to intangible assets, net of cash received in the amount of $28,894 and equipment valued at $1,550. The remaining 10,000,000 contingent shares have not been recorded as a liability or shown as outstanding securities since the outcome of the contingency is not yet determinable. The Company plans on developing Silent SwordTM as a new segment of the business to grow revenues. Management is currently evaluating the allocation of the purchase price between software costs and trademarks. The software costs will be amortized over the shorter of three years or the product’s life cycle, and the trademarks will not be amortized, but evaluated for impairment under the guidance of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. In addition, there was no research or development purchased by the Company.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

Discontinued Operations. In November 2004, the Company decided to discontinue the operations of Leather Craft and Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $0 and $4,249 for the three and six months ended June 30, 2006.

In June 2006, the Company decided to discontinue the operations of Liquidgolf, due to the inability to attract affiliates to the website. As a result of this the Company recorded losses from discontinued operations of $761 and a gain of $293 for the three and six months ended June 30, 2006 and losses of $5,102 and $48,300 for the three and six months ended June 30, 2005.

Note 6 – Stockholders’ Equity (Capital Deficiency)

Subscription Agreement. On May 30, 2006, we closed an agreement with White Star, LLC for the purchase of 2,941,177 shares of our common stock for $250,000. The stock issued to White Star is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended. We also issued two classes of warrants in accordance with this agreement. Class A warrants allows White Star to purchase 2,941,177 shares at $0.25 per share and Class B warrants allows White Star to purchase 2,941,177 shares at $0.35 a share. Both classes of warrants expire on May 30, 2011.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Stockholders’ Equity (Capital Deficiency), Continued

We incurred $32,500 in fees associated with this transaction that were charged to additional paid in capital during the three months ended June 30, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 294,118 shares of common stock at $0.085 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

Stock Purchase Agreement. On April 3, 2006, the Company entered into a stock purchase agreement with an investor (the “Investor”). This agreement allows the investor to purchase a maximum of 35,000,000 shares of common stock of the Company at a purchase price of 20% off the bid price. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investor purchased 3,000,000 shares on April 17, 2006 for $135,000. The Investor is under no obligation to purchase any further amounts of stock from the Company.

We incurred $17,550 in fees associated with this transaction that were charged to additional paid in capital during the three months ended June 30, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 300,000 shares of common stock at $0.045 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

Secured Promissory Note. On March 9, 2006, we sold in a private placement, unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11% per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $1,125 and will be amortized over the length of the loan.

Also, as part of the this transactions, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance. The fair value of the warrant amounts to $5,400 based on the Black-Scholes pricing model and will be amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

In addition, $2,700 has been amortized and changed to interest expense during the six months ended June 30, 2006.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Stockholders’ Equity, (Capital Deficiency) Continued

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April-May 2007

2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000

2002	Class B warrants	1,220,000	1.50	April - May 2007

2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Warrants	300,000	0.045	Apr. 2011

2006	Warrants	294,118	0.085	May 2001

2006	Class A warrants	2,941,177	0.25	May 2011

2006	Class B warrants	2,941,177	0.35	May 2011

	Total warrants outstanding	12,401,963

	Total proceeds from warrants exercised				$63,000

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

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

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of June 30, 2006, 1,354,000 shares had been issued under this Plan.

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

On January 31, 2006, the Board of Directors issued 850,000 shares of restricted common stock as director compensation in lieu of cash. An expense of $3,150 is included in General and Administrative expense for the six months ended June 30, 2006 for this issuance and $20,000 was expensed in 2005

Note 8 – Commitments and Contingencies

Employment Agreement. On February 23, 2006 we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

Settlement Agreement. On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement that called for a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised for the Company. The settlement expense of $0 and $100,000 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we have paid a total of $75,000 with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2006.

Consulting Agreement. On June 9, 2006, we entered into an agreement (the “Agreement”) with Big Apple Consulting U.S.A., Inc. (the “Consultant”) to provide Inverted Paradigms Corporation with investor relations and management consulting services for a period of one year. The fees for these services are $75,000 per month. We issued 4,750,000 restricted shares on July 17, 2006 to an escrow agent for payment of the monthly fee. The first months fee of $75,000 was paid by a third party and charged to additional paid in capital.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 8 – Commitments and Contingencies, Continued

The Consultant also has the right to purchase $1,000,000 of common stock at a 35% discount to the market of the ten day average closing bid price, however at no time shall the ten day average closing bid price be calculated at a price per share less than $0.40.

Note 9 – Extinguishment of Debt

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $2,931 for the three and six months ended June 30, 2006.

Note 10 – Subsequent Events

Warrant Exercise. On July 13, 2006, 594,118 warrants were exercised in a cashless exercise. As a result of this transaction, the Company issued 1,000,000 shares of common stock.

Strategic Alliance Agreement. On July 6, 2006, the Company entered into an agreement with Utek Corporation to seek additional technologies from colleges and universities for acquisition. The terms of the alliance are for one year for a total fee of $120,000. We issued 285,714 shares of restricted common stock at $0.42 per share as payment.

Advance From Stockholder. The Company was advanced $20,000 by a certain stockholder on July 21, 2006. This amount is payable in thirty days and does not bear interest.

Discontinued Operations. In June 2006, the Company decided to discontinue the operations of Liquidgolf, due to the inability to attract affiliates to the website. As a result of this the Company recorded losses from discontinued operations of $761 and a gain of $293 for the three six months ended June 30, 2006 and losses of $5,102 and $48,300 for the three and six months ended June 30, 2005.

Sale of Restricted Common Stock. On August 7, 2006, we closed an agreement (the “Agreement”) with an individual for the purchase of 294,118 shares of our common stock for $25,000. The stock is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

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

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal has been to create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. As of June 2006, we had been unable to find an experienced partner in the golf industry and decided to discontinue the operations of our golf business

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 31, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain contingent provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. The product became available for sale in July 2006.

On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Plan of Operation

We plan to grow our business with sales of our Silent SwordTM software. The software offers a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We offer management tools to keep threat-protection systems up-to-date. We completed a re-designing and re-testing our software, Silent SwordTM, in June 2006 and the software became available for purchase on July 6, 2006.

Cash Requirements

We believe we will need an additional $2,000,000 to continue operations over the next twelve months. These expenses include the following:

Marketing	$781,000
Officers’ salaries and related taxes	390,000
Other general and admin expenses	200,000
Management consultants	160,000
Payroll and related taxes	135,000
Health and liability insurance	100,000
Legal, accounting and other professional fees	100,000
Rent	57,000
Travel	40,000
Director fees	30,000
Web design and hosting	2,000
Other computer and office equipment	5,000

Total	$2,000,000

If we are unable to raise the required capital, we will need to reduce current and expected expenses in the future. The most significant reduction would be in marketing of our product. This may greatly reduce our ability to generate sales.

If additional capital is raised, we plan to use the capital to further enhance our software, increase marketing, and accelerate our ability to reach the retail market by selling our product in retail stores. We currently are planning to sell our software exclusively on our website. Additional capital would also allow us to pay for packaging and distribution of our software in a compact disc format.

Results of Operations

The relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this quarterly report do not represent future expected financial relationships. We expect that total cash expenses will decrease with the implementation of our operating plan, but at a much slower rate of decline than the corresponding revenue decrease.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Selling, General and Administrative	522,600	372,300	828,000	845,100
Interest (Income) Expense	18,400	(1,100)	21,000	(1,400)
Discontinued operations	(800)	(5,100)	300	(48,300)

Net Loss	$(541,800)	$(376,300)	$(848,700)	$(892,000)

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005.

Net Revenue. We have had no revenue in 2006 since we did not release our product until July 2006. Revenue for 2005 for our golf business is included in discontinued operations.

Cost of Revenue. We have had no cost of revenue in 2006 since we did not release our product until July 2006. Cost of revenue for 2005 for our golf business is included in discontinued operations.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $150,300 to $522,600 from $372,300 for the same period in 2005. This increase can be attributed to costs associated with hiring additional employees, investor relations and marketing of our new product.

Interest Income and Expense. In 2006, we had interest expense of approximately $18,500 from notes payable. There were no notes payable in 2005 and we earned interest of approximately $1,100 from bank interest on cash accounts.

Discontinued Operations. In June 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005.

Net Loss. Net loss for 2006 was approximately $541,800 compared to $376,300 for 2005. The increase in our net loss was a result of increased selling, general and administrative expenses and interest expense incurred by us in 2006.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005.

Net Revenue. We have had no revenue in 2006 since we did not release our product until July 2006. Revenue for 2005 for our golf business is included in discontinued operations.

Cost of Revenue. We have had no cost of revenue in 2006 since we did not release our product until July 2006. Cost of revenue for 2005 for our golf business is included in discontinued operations.

Selling, General and Administrative. Selling, general and administrative expenses decreased approximately $17,100 to $828,000 from $845,100 for the same period in 2005. This decrease can be attributed to a non-cash expense of $408,750 for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in its financial activities. The additional increase in costs are associated with hiring additional employees, investor relations and marketing of our new product.

Interest Income and Expense. In 2006, we had interest expense of approximately $21,000 from notes payable. There were no notes payable in 2005 and we earned interest of approximately $1,400 from bank interest on cash accounts.

Discontinued Operations. In June 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005. The gain in 2006 is attributed to the settlement of accounts with vendors.

Net Loss. Net loss for 2006 was approximately $848,700 compared to $892,000 for 2005. The decrease in our net loss was attributed to a non-cash expense of $408,750 for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. We also had increases in selling, general and administrative expenses and interest expense in 2006.

Liquidity and Capital Resources

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

Cash flow from discontinued operations. We reported cash flow from discontinued operations separately in operating, investing and financing activities. In 2006, cash flow from discontinued operations included a change in accounts payable for $28,000. In 2005, cash flow from discontinued operating activities include depreciation of $640, a change in investments of $35,000, a change in inventories of $48,967 a change in prepaids of $8,214, a change in other assets of $900, a change in accounts payable of $74,035 and a change in other liabilities of $20,886. Also in 2005, discontinued operations for investing and financing included $500 for the sale of assets and $9,915 paid on a capital lease, respectfully.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

Upon the roll-out of Silent Sword™, we will recognize revenue from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

The Company recognizes revenue on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the product.

Software Development Costs

The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the shorter of the three-year estimated useful life of the software or the product’s life cycle.

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

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On August 7, 2006, we closed an agreement (the “Agreement”) with an individual for the purchase of 294,118 shares of our common stock for $25,000. The stock is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

On May 30, 2006, we closed an agreement with White Star, LLC for the purchase of 2,941,177 shares of our common stock for $250,000. The stock is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended. We also issued two classes of warrants in accordance with this agreement. Class A warrants allow the subscriber to purchase 2,941,177 shares at .25 cents per share and Class B warrants allow the subscriber to purchase 2,941,177 shares at .35 cent a share. Both classes expire five years from the date of the closing.

On April 3, 2006, the Company entered into a stock purchase agreement with an investor (the “Investor”). This agreement allows the investor to purchase a maximum of 35,000,000 shares of common stock of the Company at a purchase price of 20% of the bid price. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investor purchased 3,000,000 shares on April 17, 2006 for $135,000. The Investor is under no obligation to purchase any further amounts of stock from the Company.

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

On November 15, 2005, we issued a note payable to Burns Family Trust for $200,000 including interest at a fixed rate of 11%. At maturity, April 18, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 50,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares was calculated to be approximately $5,000 based on the closing price of our stock on the date of issuance. No charge has been reflected in the accompanying consolidated financial statements.

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

Date: August 14, 2006

INVERTED PARADIGMS CORPORATION

By:	/s/ Stewart York
Name:	Stewart York
Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 14, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

By:	/s/ William Parsons	August 14, 2006
Name:	William Parsons	(Date)
Title:	Director

By:	/s/ Dwight Day	August 14, 2006
Name:	Dwight Day	(Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.