Form 10QSB
period 2006-09-30
INVERTED PARADIGMS CORP
filed 2006-11-20
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

11523 Palm Brush Trail, #341

Lakewood Ranch, Florida 34202

(407) 926-6180

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

1800 2nd Street East, Suite 735

Sarasota, Florida 34326

(941) 256-0436

(Address and telephone number of previous principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 20, 2006 was 68,215,759 and there were 900 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

INVERTED PARADIGMS CORPORATION

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2006
(unaudited)
Assets

Current assets:
Cash	$1,136
Prepaid expenses	11,085

Total current assets	12,221

Property and equipment, net	17,513
Intangible asset, net	110,376
Deposits	785

Total assets	$140,895

Liabilities and Stockholders’ Equity (Capital Deficiency)

Current liabilities:
Accounts payable	$197,240
Accrued expenses	257,805
Notes payable to stockholders	505,450

Total current liabilities	960,495

Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 68,215,759 shares issued and outstanding	32,288
Additional paid-in capital	38,196,844
Accumulated deficit	(39,048,732)

Total stockholders’ equity (capital deficiency)	(819,600)

Total liabilities and stockholders’ equity (capital deficiency)	$140,895

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$320	$—	$320	$—

Cost of sales	115	—	115	—

Gross profit	205	—	205	—

Operating expenses
Sales and marketing	12,970	—	30,172	—
General and administrative expenses (inclusive of non-cash stock-based employee compensation of $15,740 and $28,121 and $47,218 and $429,430 for the three and nine months ended September 30, 2006 and 2005, respectively)	519,038	134,838	1,354,287	979,972
Technology and content	1,953	—	12,551	—
Depreciation and amortization	10,956	—	12,164	—

Total operating expenses	544,917	134,838	1,409,174	979,972

Loss from continuing operations	(544,712)	(134,838)	(1,408,969)	(979,972)

Other income (expense):
Interest income	—	298	213	1,671
Interest expense	(14,661)	(15,357)	(41,550)	(15,357)

Other income, net	(14,661)	(15,059)	(41,337)	(13,686)

Net loss from continuing operations	(559,373)	(149,897)	(1,450,306)	(993,658)

Income (loss) from discontinued operations	—	(12,350)	293	(60,651)

Net loss	$(559,373)	$(162,247)	$(1,450,013)	$(1,054,309)

Weighted average common shares outstanding	26,328,406	12,894,729	24,527,690	12,894,729

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.07)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Operating activities:

Net loss	$(1,450,013)	$(1,054,309)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	47,219	299,129
Amortization of stock issued for services	20,000	408,750
Consulting fee paid by investor	75,000	—
Stock issued to directors for services	28,000	24,000
Stock issued to vendors for services	190,745	—
Depreciation and amortization	12,163	—
Interest expense	11,325	15,000
(Increase) decrease in assets:
Prepaid expenses	(7,293)	(2,725)
Other assets	(605)	—
Increase (decrease) in liabilities:
Accounts payable	85,596	79,586
Accrued expenses	217,480	7,069

Net cash used in continuing operating activities	(770,383)	(223,500)
Net cash used in discontinued operations	(27,884)	10,332

Net cash used in operating activities	(798,267)	(213,168)

Cash flows from investing activities:
Purchase of property and equipment	(18,946)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—

Net cash provided by continuing investing activities	19,948	—
Net cash provided by discontinued investing activities	—	500

Net cash provided by investing activities	19,948	500

Cash flows from financing activities:
Fees paid to issue convertible note	—	(3,000)
Fees paid to issue common stock	(50,050)
Proceeds from issuing restricted stock	410,000	—
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	609,950	(3,000)
Net cash used in discontinued financing activities	—	(9,915)

Net cash provided by (used in) financing activities	609,950	(12,915)

Net decrease in cash and cash equivalents	(168,369)	(225,583)

Cash, beginning of period	169,505	248,729

Cash, end of period	$1,136	$23,146

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$150,000	$—

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $39,000,000 as of September 30, 2006. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Restatements

We are in the process of restating amounts in previously issued financial statements for the years and for each of the quarters in the years 2005 and 2004 and the first and second quarters of 2006. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with members of the Company’s management and its independent accountants, Tedder, James, Worden and Associates, P.A., have determined that the Company needs to make adjustments relating to the following items:

1.	The Company should have recorded interest expense related to the beneficial conversion of its convertible promissory notes during 2004 and 2005.

2.	The Company issued warrants to a broker in connection with the raising of capital in the form of a promissory note during 2005 that should have been recorded in equity and amortized as interest expense over the period of the promissory note.

3.	The Company agreed to issue common stock as an inducement in a promissory note during 2005 and 2006. The common stock should have been recorded as a payable and amortized as interest expense over the period of the notes.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

4.	The Company has revalued common stock issued in 2006 relating to a severance agreement, increasing professional fees.

The effect of the changes increased the Company’s assets and liabilities by approximately $1,000. In addition, the change decreased the cumulative reported earnings of the Company by $700,000 and increased additional paid in capital of the Company of by $700,000 through June 30, 2006.

The Audit Committee and management of the Company have discussed the matters disclosed in this item with Tedder, James, Worden and Associates, P.A.

Note 3 – Organization

Reporting Entity. Inverted Paradigms Corporation and Subsidiaries (“Inverted Paradigms” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the businesses of developing our antivirus software called Silent SwordTM for future sale.

Name Change. On August 12, 2004 a majority of the stockholders approved changing the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation. On April 28, 2006 a majority of the stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Note 4 – Summary of Significant Accounting Policies

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

Note 4 – Summary of Significant Accounting Policies, continued

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

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and totaled approximately $10,600 and $0 for the three and nine months ended September 30, 2006 and 2005, respectively. These amounts are included in technology and content expense in the accompanying consolidated statements of operations.

Software Development Costs. The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the shorter of its three-year estimated useful life of the software or the products life cycle. All other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

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

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Summary of Significant Accounting Policies, continued

date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with FAS 123(R), results for prior periods have not been restated.

Note 5 – Asset Purchase

On January 31, 2006, the Company closed a Software Purchase and Development Agreement with Delta Insights, LLC to purchase its Silent Sword software and all trademarks, service marks, and logos. To acquire the software, the Company issued 10,000,000 shares of restricted common shares. The 10,000,000 issued shares have been valued at $150,000 which has been allocated to cash received in the amount of $28,894, software valued at $114,956, trademarks valued at $5,000 and equipment valued at $1,550. The remaining 10,000,000 contingent shares have not been recorded as a liability or shown as outstanding securities since the outcome of the contingency is not yet determinable. The Company plans on developing Silent SwordTM as a new segment of the business to grow revenues. The software costs will be amortized over the shorter of three years or the product’s life cycle, and the trademarks will not be amortized, but evaluated for impairment under the guidance of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. In addition, there was no research or development purchased by the Company.

Note 6 – Discontinued Operations

Acquisition of Leather Craft. On December 22, 2003, the Company acquired certain assets from LeatherCraft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000.In addition to the single cash payment, the Company incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. The Company acquired Leather Craft in order to diversify its revenue streams. In connection with the purchase of assets, the Company entered into consulting agreements with the two principals of Leather Craft to provide the Company consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock.

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

Acquisition of Game Fore Golf. On September 30, 2004 the Company acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf was accounted for as a part of Leather Craft. Game For Golf distributed specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Discontinued Operations, continued

Discontinued Operations. In November 2004, the Company decided to discontinue the operations of Leather Craft and Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $0 and $4,249 for the three and nine months ended September 30, 2006, respectively.

In August 2006, the Company decided to discontinue the operations of Liquidgolf, due to the inability to attract affiliates to the website. As a result of this, the Company recorded losses from discontinued operations of $0 and a gain of $293 for the three and nine months ended September 30, 2006, respectively, and losses of $12,350 and $56,402 for the three and nine months ended September 30, 2005, respectively.

Note 7 – Stockholders’ Equity (Capital Deficiency)

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

Subscription Agreement. On May 30, 2006, we closed an agreement with an investor (the “Investor”) for the purchase of 2,941,177 shares of our common stock for $250,000. The stock issued to the Investor is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended. We also issued two classes of warrants in accordance with this agreement. Class A warrants allows the Investor to purchase 2,941,177 shares at $0.25 per share and Class B warrants allows the Investor to purchase 2,941,177 shares at $0.35 a share. Both classes expire on May 30, 2011.

We incurred $32,500 in fees associated with this transaction that were charged to additional paid in capital during the three months ended September 30, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 294,118 shares of common stock at $0.085 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

Stock Purchase Agreement. On April 3, 2006, the Company entered into a stock purchase agreement with an investor (the “Investor”). This agreement allows the investor to purchase a maximum of 35,000,000 shares of common stock of the Company at a purchase price of 20% of the bid price. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investor purchased 3,000,000 shares on April 17, 2006 for $135,000. This agreement expired on September 30, 2006.

We incurred $17,550 in fees associated with this transaction that were charged to additional paid in capital during the nine months ended September 30, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 300,000 shares of common stock at $0.045 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

Secured Promissory Note. On March 9, 2006, we sold in a private placement, an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11% per annum. At maturity, October 31, 2006, in addition to the

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Stockholders’ Equity (Capital Deficiency), Continued

payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $1,125 and will be amortized over the length of the loan. During the three and nine months ended September 30, 2006, $420 and $980, respectively, was included in interest expense of our consolidated statements of operations.

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

In addition, $2,25 and $4,725 has been amortized and changed to interest expense during the three and nine months ended September 30, 2006, respectively.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April- May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000

‘2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Class A warrants	2,941,177	0.25	May 2011

2006	Class B warrants	2,941,177	0.35	May 2011

	Total warrants outstanding	11,807,845

	Total proceeds from warrants exercised				$63,000

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 8 – Restricted Stock Based Compensation

On September 10, 2003, the Board of Directors adopted the Horizon Holding Corporation 2003 Restricted Stock Plan (the “2003 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2003 Annual Meeting. The 2003 Plan was approved by the stockholders on August 13, 2003. The terms of the 2003 Plan provide for grants of restricted stock awards.

Under the 2003 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2003 Plan shall be equal to 1,500,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of September 30, 2006, 1,354,000 shares had been issued under this Plan.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. The Company has not historically granted stock options to employees. However, for the nine months ended September 30, 2006, total equity-based compensation of approximately $47,200 was included in operating expense, resulting from the amortization of previously issued restricted stock awards. In connection with these awards, unrecognized equity-based compensation was approximately $20,500 at September 30, 2006, which is expected to be fully amortized by December 31, 2006. In addition, the Company expensed $210,000 of restricted stock awards resulting from a grant of 983,618 shares of restricted stock, as described below.

Restricted Stock

During the nine months ended September 30, 2006, the Company granted the following shares of restricted stock as compensation:

•	600,000 shares were issued to four board members to satisfy $28,000 of previously accrued compensation. These shares have a weighted average grant date fair value of approximately $0.05.

•	250,000 shares were issued to our former CEO as severance payment. These shares have a weighted average grant date fair value of approximately $40,000. This amount has been fully expensed during the nine months ended September 30, 2006.

•	184,729 shares were issued in July 2006 with a value of $75,000 and 263,175 shares were issued in August 2006 with a value of $75,000. The shares were issued for investor relation expenses that have been fully expensed during the nine months ended September 30, 2006.

•	285,714 shares were issued as consulting fees to Utek Corporation. The shares were valued at $120,000 and the fees are being amortized over a one year period. $20,000 was expensed during the nine months ended September 30, 2006.

All of the above shares vested immediately upon issuance.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 9 – Commitments and Contingencies

Employment Agreement. On February 23, 2006 we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

Settlement Agreement. On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement that called for a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised for the Company. The settlement expense of $0 and $100,000 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we have paid a total of $75,000 with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2006.

Consulting Agreement. On September 9, 2006, we entered into an agreement (the “Agreement”) with Big Apple Consulting U.S.A., Inc. (the “Consultant”) to provide Inverted Paradigms Corporation with investor relations and management consulting services for a period of one year. The fees for these services are $75,000 per month. We issued 4,750,000 restricted shares on July 17, 2006 to an escrow agent for payment of the monthly fee. The first months fee of $75,000 was paid by a third party and charged to additional paid in capital.

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

Note 9 – Extinguishment of Debt

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $2,931 for the three and nine months ended September 30, 2006.

Note 10 – Subsequent Events

Advance From Stockholders. The Company entered into two convertible note agreements on November 8, 2006 for a total of 26,618. The notes are payable in ninety days with an interest rate of 12%. Both notes are convertible at anytime by the lender or note holders. Also, each note holder will receive 150,000 share of restricted common stock as compensation.

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

On September 30, 2004, we acquired the Game Fore Golf business including the name, for common stock. The Company issued 10,000 shares of its common stock for this acquisition. Game Fore Golf was accounted for by us as part of the leather goods product segment. Game Fore Golf distributed specialty golf bags and head covers adorned with wildlife artist works that Game Fore Golf is licensed, by the artist, to distribute.

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

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal has been to create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. As of September 2006, we had been unable to find an experienced partner in the golf industry and decided to discontinue the operations of our golf business

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. We have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. The product became available for sale in July 2006.

On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Plan of Operation

We plan to grow our business with sales of our Silent SwordTM software. The software offers a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We offer management tools to keep threat-protection systems up-to-date. We completed a re-designing and re-testing of our software, Silent SwordTM, in June 2006 and the software became available for purchase on July 6, 2006.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$300	$—	$300	$—
Cost of revenue	100	—	100	—
Operating expense	544,900	134,800	1,409,200	980,000
Other income (expense)	(14,700)	(15,000)	(41,300)	(13,700)
Discontinued operations	—	(12,400)	300	(60,600)

Net Loss	$(559,400)	$(162,200)	$(1,450,000)	$(1,054,300)

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005.

Net Revenue. We have had $300 of revenue in 2006 since the release of our product in July 2006. Revenue for 2005 for our golf business is included in discontinued operations.

Cost of Revenue. We have had $100 of cost of revenue in 2006 since the release of our product in July 2006. Cost of revenue for 2005 for our golf business is included in discontinued operations.

Operating Expenses. Operating expenses increased approximately $410,100 in 2006. This increase can be attributed to costs associated with hiring additional employees, investor relations and marketing of our new product.

Discontinued Operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005.

Net Loss. Net loss for 2006 was approximately $559,400. The increase in our net loss was a result of increased operating expenses incurred by us in 2006.

Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005.

Net Revenue. We have had $300 revenue in 2006 since the release of our product in July 2006. Revenue for 2005 for our golf business is included in discontinued operations.

Cost of Revenue. We have had $100 of cost of revenue in 2006 since the release of our product in July 2006. Cost of revenue for 2005 for our golf business is included in discontinued operations.

Operating Expenses. Operating expenses increased approximately $429,200 in 2006. This increase can be attributed to costs associated with hiring additional employees, investor relations and marketing of our new product.

Other Income (Expense). In 2006, we had additional interest expense of approximately $27,600 from notes payable.

Discontinued Operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005. The income in 2006 is attributed to the settlement of liabilities with certain vendors.

Net Loss. Net loss for 2006 increased approximately $395,700. The increase in our net loss was a result of increased operating expenses and interest expense incurred by us in 2006.

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

Cash flow from discontinued operations. We reported cash flow from discontinued operations separately in operating, investing and financing activities. In 2006, cash flow from discontinued operations included a change in accounts payable for $28,000. In 2005, cash flow from discontinued operating activities include a gain in the extinguishment of debt of $3,374, depreciation of $960, a change in investments of $35,000, a change in inventories of $48,172 a change in prepaids of $4,660, a change in other assets of $900, a change in accounts payable of $74,409 and a change in other liabilities of $9,397. Also in 2005, discontinued operations for investing and financing included $500 for the sale of assets and $9,915 paid on a capital lease, respectfully.

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

Software Development Costs

The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the shorter of the three-year estimated useful life of the software or the products life cycle. All other costs to develop Software, either in the preliminary project stage or post implementation stage are expensed as incurred.

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

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

On May 30, 2006, we closed an agreement with an investor (the “Investor”) for the purchase of 2,941,177 shares of our common stock for $250,000. The stock issued to the Investor is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended. We also issued two classes of warrants in accordance with this agreement. Class A warrants allows the Investor to purchase 2,941,177 shares at $0.25 per share and Class B warrants allows the Investor to purchase 2,941,177 shares at $0.35 a share. Both classes expire on May 30, 2011.

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

On November 15, 2005, we sold in a private placement, an unsecured promissory note for $200,000 including interest at a fixed rate of 11%. At maturity, April 18, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 50,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares was calculated to be approximately $5,000 based on the closing price of our stock on the date of issuance. No charge has been reflected in the accompanying consolidated financial statements.

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

On February 16, 2004, we sold in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the us, to purchase 50,000 shares of our common stock at $1.25 per share. On September 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

On November 20, 2004 we offered $1,500,000 in $0.30 units. Each unit consists of one share of common stock and a warrant to purchase three shares of our common stock at a purchase price of $0.75 per share. As of March 15, 2006 we had sold $371,185 in units to 12 accredited investors. Each of the investors had access to and was provided with relevant information concerning the company. The securities were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

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

Date: November 20, 2006

INVERTED PARADIGMS CORPORATION

By:	/s/ Stewart York
Name:	Stewart York
Title:	Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Charles Wernicke	November 20, 2006
Name:	Charles Wernicke	(Date)
Title:	Chief Technology Officer and Director

By:	/s/ Steven Weldon	November 20, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

By:	/s/ William Parsons	November 20, 2006
Name:	William Parsons	(Date)
Title:	Director

By:	/s/ Dwight Day	November 20, 2006
Name:	Dwight Day	(Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.