Form 10QSB/A
period 2004-03-31
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

F/K/A LIQUIDGOLF HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

11523 Palm Brush Trail, #341

Lakewood Ranch, FL 34202

(941) 926-6180

(Address and telephone number of principal executive offices)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1017 W. Orange Blossom Trail

Apopka, Florida 32712

(407) 889-7577

(former address and telephone number of

principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 5, 2004 was 10,707,447 and there were 532 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 17, 2004 (the “Original March 2004 Form 10-QSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note and to correct the resulting effects upon additional paid in capital and accumulated deficit.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature.

Actual Changes in the Original March 2004 Form 10-QSB. The actual changes in the Original March 2004 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of March 31, 2004, (b) amended and restated Consolidated Statement of Operations for the three months ended March 31, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the three months ended March 31, 2004, (d) an expansion of Note 5 to discuss the additional interest expense, (e) a restatement of Note 8 to include additional interest expense, and (f) a new Note 12 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original March 2004 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2004
(UNAUDITED) (as restated)
Assets
Current assets:
Cash and cash equivalents	$535,234
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	34,714
Inventories, net	179,171
Deferred loan costs	37,500
Prepaid expenses	1,226,602

Total current assets	2,048,221

Prepaid expenses	163,500
Property and equipment, net	30,417
Goodwill	67,500
Other assets	25,072

Total assets	$2,334,710

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$147,719
Note payable	600,000
Other current liabilities	149,440

Total current liabilities	897,159

Capital lease obligation, long-term	5,815

Total liabilities	902,974

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,742,447 shares issued and 10,707,447 shares outstanding	10,742
Additional paid-in capital	36,286,315
Deferred stock-based employee compensation	(678,958)
Accumulated deficit	(34,158,084)

1,460,015

Less Treasury stock, at cost	(28,279)

Total stockholders’ equity	1,431,736

Total liabilities and stockholders’ equity	$2,334,710

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended March 31,
	2004 (UNAUDITED) (as restated)	2003 (UNAUDITED)
Net sales	$307,025	$97,586
Cost of sales	250,211	90,257

Gross profit	56,814	7,329

Operating expenses:
Sales and marketing	19,078	4,873
General and administrative (inclusive of non-cash stock-based employee compensation of $145,680 and $-0 - for the three months ended March 31, 2004 and 2003, respectively)	655,631	153,385
Technology and content	14,798	21,799
Depreciation and amortization	4,171	3,449

Total operating expenses	693,678	183,506

Loss from operations	(636,864)	(176,177)

Other income (expense):
Interest income	750	143
Interest expense	(635,832)	(484)
Gain on settlement of liabilities	207,964	—

Net other income (expense)	(427,118)	(341)

Net loss	$(1,063,982)	$(176,518)

Net loss per share – basic and diluted	$(0.10)	$(0.03)

Weighted average shares used in calculating basic and diluted loss per share	10,737,780	5,155,383

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2004 (UNAUDITED) (as restated)	2003 (UNAUDITED)
Cash flows from operating activities:
Net loss	$(1,063,982)	$(176,518)

Adjustments to reconcile net loss to cash used in operating activities:
Interest on beneficial conversion feature of note payable	600,000	—
Amortization of deferred stock-based employee compensation	145,680	—
Amortization of stock issued for services	245,250	—
Depreciation and amortization	26,671	3,449
Gain on extinguishment of debt	(207,964)
Changes in operating assets and liabilities:
Accounts receivable	(34,714)	(2,283)
Inventories	97,005	(4,335)
Prepaid expenses	17,793	5,496
Other assets	(245)	—
Accounts payable	(222,857)	58,475
Accrued expenses	(8,531)	(1,913)

Net cash used in operating activities	(405,894)	(117,629)

Cash flows from investing activities:
Purchase of property and equipment	(2,279)	(4,306)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	—
Payments on deferred loan costs	(60,000)	—
Payments on capital lease	(4,396)	(2,480)
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	—

Net cash provided by financing activities	515,604	47,520

Net increase (decrease) in cash and cash equivalents	107,431	(74,415)

Cash and cash equivalents, beginning of period	427,803	137,871

Cash and cash equivalents, end of period	$535,234	$63,456

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Three Months Ended March 31,
	2004 (UNAUDITED) (as restated)	2003 (UNAUDITED)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,832	$484

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. LiquidGolf has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $34,200,000 as of March 31, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

(5)	SECURED PROMISSORY NOTE—AS RESTATED

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. As a result of this beneficial conversion feature, the Company recognized interest expense of $600,000 in the accompanying consolidated statement of operations for the three months ended March 31, 2004. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2000	Investors services warrants	37,500	$8.00	March-05
	Investors services warrants	31,250	12.00	March-05
	Investors services warrants	31,250	16.00	March-05

	Total investor services	100,000

2000	Consulting services warrants	25,000	8.00	June-05

2000	Notes payable warrants	381,000	4.00	August-03
	Notes payable warrants expired	(381,000)

	Total 2000 warrants outstanding	125,000

2001	Notes payable warrants	100,000	1.00	December-04

2002	Class A warrants	1,220,000	1.00	May-07
	Class A warrants cancelled	(160,000)
	Class A warrants exercised	(63,000)	1.00		$63,000

	Total Class A warrants outstanding	997,000

2002	Class B warrants	1,220,000	1.50	May-07
	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000

2003	Notes payable warrants	952,500	1.60	September-03
2003	Notes payable warrants exercised	(202,500)			308,800
2003	Notes payable warrants expired	(750,000)

	Total Notes payable warrants outstanding	—

2003	Convertible Notes payable warrants	744,505	1.50	June-03

2003	Warrants issued for cancelled warrants	400,000	1.00	September-03
	Warrants issued for cancelled warrants exercised	(400,000)			375,000

		—

2004	Warrants issued in connection with note payable	50,000	1.25	n/a

	Total warrants outstanding	3,076,505

	Total proceeds from warrants exercised				$746,800

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION – AS RESTATED

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

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Total revenues by segment
Golf retail	$207,764	97,586
Leather goods	99,261	—

Total revenues by segment	$307,025	97,586

	Three Months Ended March 31,
	2004 (as restated)	2003
Operating loss by segment
Golf retail	$(60,794)	(73,990)
Leather goods	(20,370)	—
Operating expenses	(555,700)	(102,187)
Interest expense, net	(635,082)	(341)
Gain on extinguishment of debt	207,964	—

Net income (loss)	$(1,063,982)	(176,518)

Identifiable assets
Golf retail	$1,049,239	352,179
Leather goods	101,236	—

Total identifiable assets	1,150,475
Corporate and other assets	1,184,235	—

Total assets	$2,334,710	352,179

Depreciation by segment
Golf retail sales	$4,133	3,449
Leather goods	38	—
Other	—	—

Total depreciation	$4,171	3,449

Capital expenditures by segment
Golf retail sales	$—	4,306
Leather goods	2,279	—
Other	—	—

Total capital expenditures	$2,279	4,306

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION – AS RESTATED, CONTINUED

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

The Company had $207,964 of certain accounts payable, accrued liabilities and other liabilities as of March 31, 2004 that the Company determined they no longer owed these obligations. Therefore, the Company recognized a one time gain on the extinguishment of debt in the amount of $207,964 in the quarter ended March 31, 2004.

(12)	RESTATEMENT

The Company erroneously did not record interest expense in the amount of $600,000 from the beneficial conversion feature of a convertible promissory note entered into on February 16, 2004. This created a restatement of interest expense from $35,832, as originally filed, to $635,832 on the amended consolidated statement of operations for the three months ended March 31, 2004.

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

On December 22, 2003, we began our Leather Products segment with the acquisition of certain assets from Leather Craft Technology, Inc. (“Leather Craft”), including the name, for a single cash payment of $45,000. In addition to the single cash payment, we incurred a finder’s fee of $22,500 relating to the acquisition. Leather Craft sells leather bound notebooks and related products. We acquired Leather Craft in order to diversify our revenue streams. In connection with the purchase of assets, we entered into consulting agreements with the two principals of Leather Craft to provide us consulting services for a period of three years. As compensation for services, each consultant may annually elect to receive: (i) cash payments in arrears of $37,500; or (ii) 12,500 shares of our common stock. Revenues for the three months ended March 31, 2004 were $99,216. We believe that selectively diversifying into non-golf related industries may enable us to generate sufficient cash flow and revenues for use in the financing of our business plan and expansion of our core competency, the retail sale of golf related products and services.

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

Other Income and Expenses

Interest income and expense, net. Net interest expense was $635,082 in the quarter ended March 31, 2004, compared to net interest expense of $341 in 2003. The increase in interest expense is a result of the secured promissory note that we sold in February 2004. In this private placement, we sold a secured promissory note in the amount of $600,000 to a stockholder and we recognized interest expense of $600,000 for the beneficial conversion feature of this note. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion.

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

Date: February 8, 2007

INVERTED PARADIGMS CORPORATION

By:	/s/ Stewart York
Name:	Stewart York
Title:	President, Chief Executive Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 8, 2007 (Date)
Name:	Steven Weldon
Title:	Chief Financial Officer

By:	/s/ Dwight Day	February 8, 2007 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ William Parsons	February 8, 2007 (Date)
Name:	William Parsons
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.