Form 10QSB/A
period 2004-06-30
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

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

11523 Palm Brush Trail, # 341

Lakewood Ranch, FL 34201

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 (the “Original June 2004 Form 10-QSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note and to correct the resulting effects upon additional paid in capital and accumulated deficit.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature.

Actual Changes in the Original June 2004 Form 10-QSB. The actual changes in the Original June 2004 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of June 30, 2004, (b) amended and restated Consolidated Statement of Operations for the six months ended June 30, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the six months ended June 30, 2004, (d) an expansion of Note 5 to discuss the additional interest expense, (e) a restatement of Note 8 to include additional interest expense, and (f) a new Note 12 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original June 2004 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

EXHIBITS

Exhibit 31.1	Stewart York Certifications
Exhibit 31.2	Steven Weldon Certifications
Exhibit 32.1	Stewart York Certifications
Exhibit 32.2	Steven Weldon Certifications

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2004
(UNAUDITED)
(as restated)
Assets
Current assets:
Cash and cash equivalents	$233,842
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	10,705
Inventories, net	170,671
Prepaid expenses	1,141,943

Total current assets	1,592,161
Property and equipment, net	26,337
Goodwill	108,400
Other assets	25,072

Total assets	$1,751,970

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173,915
Note payable	600,000
Other current liabilities	122,765

Total current liabilities	896,680
Capital lease obligation, long-term	2,932

Total liabilities	899,612
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 10,756,947 shares issued and 10,721,947 shares outstanding	10,756
Additional paid-in capital	36,272,105
Deferred stock-based employee compensation	(537,083)
Accumulated deficit	(34,865,141)

880,637
Less treasury stock, at cost	(28,279)
Total stockholders’ equity	852,358

Total liabilities and stockholders’ equity	$1,751,970

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
			(as restated)
Net sales	$241,495	$153,870	$548,521	$251,455
Cost of sales	197,017	130,235	447,228	220,791

Gross profit	44,478	23,635	101,293	30,664
Operating expenses:
Sales and marketing	4,653	203,949	23,731	209,658
General and administrative (inclusive of non-cash stock-based employee compensation of $141,875 and $41,667 and $287,555 and 41,667 for the three months and six months ended June 30, 2004 and 2003, respectively)	666,600	24,778	1,322,231	320,979
Technology and content	15,790	20,125	30,589	41,924
Depreciation and amortization	4,081	3,473	8,252	6,922

Total operating expenses	691,124	252,325	1,384,803	579,483

Loss from operations	(646,646)	(228,690)	(1,283,510)	(548,819)
Other income (expense):
Interest income	338	264	1,088	407
Interest expense	(60,749)	(8,573)	(696,581)	(8,918)
Gain on settlement of liabilities	—	—	207,964	—

Net other (expense) income	(60,411)	(8,309)	(487,529)	(8,511)
Net loss	$(707,057)	$(236,999)	$(1,771,039)	$(557,330)

Net loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.17)	$(0.09)

Weighted average shares outstanding used in calculating basic and diluted loss per share	10,714,358	6,064,000	10,725,681	6,064,000

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
	(as restated)
Cash flows from operating activities:
Net loss	$(1,771,039)	$(557,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on beneficial conversion on note payable	600,000	—
Amortization of deferred stock-based employee compensation	287,555	41,667
Stock issued to directors for services	4,904	—
Amortization of stock issued for services	490,500	—
Depreciation and amortization	68,251	6,922
Gain on settlement of liabilities	(207,964)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,705)	—
Inventories	105,505	(41,282)
Other current assets	20,702	3,482
Other assets	(245)	—
Accounts payable	(196,661)	25,010
Accrued expenses	(35,393)	26,498

Net cash used in operating activities	(644,590)	(548,029)

Cash flows from investing activities:
Purchase of Game for Golf, Inc.	(30,000)	—
Purchase of property and equipment	(2,279)	(4,307)

Net cash used in investing activities	(32,279)	(4,307)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	770,310
Payments on notes payable	—	(120,910)
Payments on deferred loan costs	(60,000)	—
Payments on capital lease	(7,092)	(5,003)
Fees paid to issue convertible debt	—	(44,200)
Fees paid to convert note	(30,000)	—
Redemption of preferred stock	—	(69,375)
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	—

Net cash provided by financing activities	482,908	580,822

Net (decrease) increase in cash and cash equivalents	(193,961)	28,486

Cash and cash equivalents, beginning of period	427,803	138,884

Cash and cash equivalents, end of period	$233,842	$167,370

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Six months ended June 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
	(as restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,366	$9,598

Supplemental schedule of non-cash investing and financing activities:
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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. LiquidGolf has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $34,900,000 as of June 30, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

(5)	SECURED PROMISSORY NOTE - AS RESTATED

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. As a result of this beneficial conversion feature, the Company recognized interest expense of $600,000 in the accompanying consolidated statement of operations for the six months ended June 30, 2004. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.

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

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues by segment
Golf retail	$226,937	$153,870	$434,702	$251,455
Leather goods	14,558	—	113,819	—

Total revenues by segment	$241,495	$153,870	$548,521	$251,455

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
			(as restated)
Operating profit (loss) by segment
Golf retail	$40,520	$23,635	$68,630	$30,664
Leather goods	3,958	—	32,663	—
Operating expenses	(691,124)	(252,325)	(1,384,803)	(579,483)
Interest expense, net	(60,411)	(8,309)	(695,493)	(8,511)
Gain on extinguishment of debt	—	—	207,964	—

Net income (loss)	$(707,057)	$(236,999)	$(1,771,039)	$(557,330)

			June 30,
			2004	2003
Identifiable assets
Golf retail			$719,376	$487,260
Leather goods			120,281	—

Total identifiable assets			839,657	487,260
Corporate and other assets			912,313	2,875

Total assets			$1,751,970	$490,135

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Depreciation by segment
Golf retail	$4,081	$3,473	$8,100	$6,922
Leather goods	—	—	152	—
Other	—	—	—	—

Total depreciation	$4,081	$3,473	$8,252	$6,922

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION—AS RESTATED, CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Capital expenditures by segment
Golf retail	$—	$—	$—	$4,307
Leather goods	—	—	2,279	—

Total capital expenditures	$—	$—	$2,279	$4,307

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

The Company erroneously did not record interest expense in the amount of $600,000 from the beneficial conversion feature of a convertible promissory note entered into on February 16, 2004. This created a restatement of interest expense from $96,581, as originally filed, to $696,581 on the amended consolidated statement of operations for the six months ended June 30, 2004.

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

Our Golf Retail segment, through our website, grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. Revenues for the three months and six months ended June 30, 2004 were approximately $227,000 and $435,000, respectively. We believe that, when properly capitalized and managed, we can successfully grow the business.

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

Other Income and Expenses

Interest income and expense, net. Net interest expense was $695,493 for the six month period ended June 30, 2004, compared to $8,511 for the same period in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. In addition, we recognized interest expense of $600,000 for the beneficial conversion feature of this note.

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

By:	/s/ STEVEN WELDON	February 8, 2007
Name:	Steven Weldon
Title:	Chief Financial Officer

By:	/s/ DWIGHT DAY	February 8, 2007
Name:	Dwight Day (Date)
Title:	Director

By:	/s/ WILLIAM PARSONS	February 8, 2007
Name:	William Parsons
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.