Form 10QSB/A
period 2004-09-30
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

F/K/A HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

11523 Brush Trail # 341

Lakewood Ranch FL 34201

(941) 926-6180

(Address and telephone number of principal executive offices)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

1017 W. Orange Blossom Trail

Apopka, Florida 32712

(former address and former fiscal year, if changed from last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 05, 2004 was 12,659,063 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 (the “Original September 2004 Form 10-QSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note and to correct the resulting effects upon additional paid in capital and accumulated deficit.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature.

Actual Changes in the Original September 2004 Form 10-Q. The actual changes in the Original September 2004 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of September 30, 2004, (b) amended and restated Consolidated Statement of Operations for the nine months ended September 30, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, (d) an expansion of Note 5 to discuss the additional interest expense, (e) a restatement of Note 8 to include additional interest expense, and (f) a new Note 12 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original September 2006 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2004
(UNAUDITED)
(as restated)
Assets

Current assets:
Cash and cash equivalents	$303,546
Investments – certificates of deposit	35,000
Accounts receivable, no allowance deemed necessary	51,000
Inventories, net	166,679
Prepaid expenses	897,560

Total current assets	1,453,785

Property and equipment, net	22,255
Goodwill	108,400
Other assets	25,072

Total assets	$1,609,512

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$271,405
Other current liabilities	132,352

Total current liabilities	403,757

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,694,063 shares issued and 12,659,063 shares outstanding	12,694
Additional paid-in capital	37,178,321
Deferred stock-based employee compensation	(395,208)
Accumulated deficit	(35,561,773)

1,234,034

Less treasury stock, at cost	(28,279)

Total stockholders’ equity	1,205,755

Total liabilities and stockholders’ equity	$1,609,512

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
			(as restated)
Net sales	$302,003	$239,042	$850,524	$490,497
Cost of sales	244,314	199,766	691,542	420,557

Gross profit	57,689	39,276	158,982	69,940

Operating expenses:
Sales and marketing	60,394	12,952	84,125	232,564
General and administrative (inclusive of non-cash stock-based employee compensation of $141,874 and $429,430 and $172,292 and $172,292 for the three months and nine months ended September 30, 2004 and 2003, respectively	671,088	657,554	1,993,319	968,580
Technology and content	18,508	15,003	49,097	56,928
Depreciation and amortization	4,081	3,823	12,333	10,744

Total operating expenses	754,071	689,332	2,138,874	1,268,816

Loss from operations	(696,382)	(650,056)	(1,979,892)	(1,198,876)

Other income (expense):
Interest income	272	—	1,360	—
Interest expense	(522)	(3,559)	(697,103)	(12,070)
Gain on settlement of liabilities	—	—	207,964	—

Net other (expense) income	(250)	(3,559)	(487,779)	(12,070)

Net loss	$(696,632)	$(653,615)	$(2,467,671)	$(1,210,946)

Net loss per share – basic and diluted	$(0.06)	$(0.08)	$(0.23)	$(0.15)

Weighted average shares outstanding used in calculating basic and diluted loss per share	11,278,476	8,599,256	10,909,842	8,227,125

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
	(as restated)
Cash flows from operating activities:

Net loss	$(2,467,671)	$(1,210,946)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest on beneficial conversion feature on note payable	600,000	—
Amortization of employee stock-based compensation	429,430	172,292
Amortization of prepaid consulting fees	—	327,000
Stock issued to directors for services	4,904	—
Amortization of stock issued for services	735,750	—
Depreciation and amortization	72,333	10,744
Gain on settlement of liabilities	(207,964)	—
Changes in operating assets and liabilities:
Accounts receivable	(51,000)	—
Inventories	109,497	(62,338)
Other current assets	19,835	6,035
Other assets	(245)	—
Accounts payable	(99,171)	78,147
Accrued expenses	(25,995)	25,773

Net cash used in operating activities	(880,297)	(653,293)

Cash flows from investing activities:
Purchase of Game for Golf, Inc.	(30,000)	—
Purchase of property and equipment	(2,279)	(12,664)

Net cash used in investing activities	(32,279)	(12,664)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	805,310
Payments on notes payable	—	(120,910)
Payments on deferred loan costs	(60,000)	—
Payments on capital lease	(9,835)	(7,568)
Fees paid to issue convertible debt	—	(63,650)
Fees paid to convert note	(30,000)	—
Payment of fractional merger shares		(167)
Proceeds from note payable	600,000	—
Redemption of preferred stock	—	(69,375)
Proceeds from sale of common stock	308,154	787,000
Collection of stock subscription receivable	—	50,000
Fees paid to convert warrants	(20,000)	(40,200)

Net cash provided by financing activities	788,319	1,340,440

Net (decrease) increase in cash and cash equivalents	(124,257)	674,483

Cash and cash equivalents, beginning of period	427,803	138,884

Cash and cash equivalents, end of period	$303,546	$813,367

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $35,600,000 as of September 30, 2004. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

(5)	SECURED PROMISSORY NOTE–AS RESTATED

On February 16, 2004, the Company sold, in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The lender has the sole option of converting the principal represented by this note into common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. As a result of this beneficial conversion feature, the Company recognized interest expense of $600,000 in the accompanying consolidated statement of operations for the nine months ended September 30, 2004. The lender may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of common stock at $1.25 per share.

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

The following is a summary of certain financial information related to the Company’s operating segments as of and for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Total revenues by segment
Golf retail	$251,003	$239,042	$685,705	$490,497
Leather goods	51,000	—	164,819	—

Total revenues by segment	$302,003	$239,042	$850,524	$490,497

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
			(as restated)
Operating profit (loss) by segment
Golf retail	$40,681	$39,276	$109,310	$69,940
Leather goods	17,008	—	49,672	—
Operating expenses	(754,071)	(689,332)	(2,138,874)	(1,268,816)
Interest expense, net	(250)	(3,559)	(695,743)	(12,070)
Gain on extinguishment of debt	—	—	207,964	—

Net income (loss)	$(696,632)	$(653,615)	$(2,467,671)	$(1,210,946)

			Sept. 30,
			2004	2003
Identifiable assets
Golf retail			$639,139	$3,009,296
Leather goods			229,829	—

Total identifiable assets			868,968	3,009,296

Corporate and other assets			740,544	2,875

Total assets			$1,609,512	$3,012,171

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Depreciation by segment
Golf retail	$3,967	$3,823	$12,067	$10,744
Leather goods	114	—	266	—

Total depreciation	$4,081	$3,823	$12,333	$10,744

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(8)	SEGMENT INFORMATION – AS RESTATED, CONTINUED

	Nine Months Ended Sept. 30,
	2004	2003
Capital expenditures by segment
Golf retail	$—	$12,664
Leather goods	2,279	—
Other	—	—

Total capital expenditures	$2,279	$12,664

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

The Company erroneously did not record interest expense in the amount of $600,000 from the beneficial conversion feature of a convertible promissory note entered into on February 16, 2004. This created a restatement of interest expense from $97,103, as originally filed, to $697,103 on the amended consolidated statement of operations for the nine months ended September 30, 2004.

(13)	SUBSEQUENT EVENTS

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

Our Golf Retail segment, through our website, grew from approximately $2,300,000 in revenues in 2000 (our first full year of operations) to approximately $5,000,000 for the year ended December 31, 2001. However, commencing in 2002, we experienced significant difficulties in obtaining financing for our business. This led to the discontinuance of our website operations in February 2002. We were eventually able to reach accommodations with some of our creditors, including converting some of our debt to equity and settling certain disputes that enabled us to find limited financing through a private placement of securities in late 2002. However, financial difficulties during this period forced us to downsize our operations and we were unable to carry sufficient inventory to support our historical sales levels. Revenues for the twelve months ended December 31, 2003 of approximately $781,000 was in accordance with our expectations due to our downsized operations and limited operating funds. Revenues for the three months and nine months ended September 30, 2004 were approximately $251,000 and $686,000, respectively.

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

Other Income and Expenses

Interest income and expense, net. Net interest expense was $695,743 for the nine month period ended September 30, 2004, compared to $12,070 for the same period in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder. Interest accrues on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. In addition, we recognized interest expense of $600,000 for the beneficial conversion feature of this note. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

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