Form 10KSB/A
period 2004-12-31
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 000-27131

INVERTED PARADIGMS CORPORATION

F/K/A HORIZON HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11523 Palm Brush Trail, #341 Lakewood Ranch, FL	34202
(Address of principal executive offices)	(Zip Code)

(941) 926-6180
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes  ☐    No  ☒

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005 (the “Original December 2004 Form 10-KSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note and to correct the resulting effects upon additional paid in capital and accumulated deficit.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature.

Actual Changes in the Original December 2004 Form 10-KSB. The actual changes in the Original December 2004 Form 10-KSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of December 31, 2004, (b) amended and restated Consolidated Statement of Operations for the year ended December 31, 2004, (c) amended and restated Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004, (d) amended and restated Consolidated Statement of Cash Flows for the year ended December 31, 2004, and (e) a new Note 14 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-KSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original December 2004 10-KSB) has been included in this Amendment No. 1, for convenient reference.

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

Comparison of fiscal year ended December 31, 2004 to fiscal year ended December 31, 2003

Consolidated Financial Information

	2004	2003
	Amount	Amount
	(As restated)
Net sales	$909,272	$781,339
Cost of sales	759,704	668,903
Gross profit	149,568	112,436
General and administrative expenses	2,369,064	1,489,418
Interest expense, net	695,348	12,377
Write down of impaired assets	10,809	—
Discontinued operations	306,094	—
Gain on extinguishment of debt	(310,125)	—

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

Operating Expenses

	2004	2003
	Amount	Amount
General and administrative	$2,369,064	$1,489,418

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

Other Income and Expenses

Interest income and expense, net. Net interest expense was $695,348 in 2004, a net increase of $682,971 from $12,377 in 2003. The increase in interest expense is a result of the secured promissory note in the amount of $600,000 that we sold in February 2004 in a private placement to a stockholder and loan cost of $60,000. In addition, we recognized interest expense of $600,000 for the beneficial conversion feature of this note. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. On June 14, 2004, the Company entered into a promissory note conversion agreement (“the Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

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

Write down of Goodwill. Write down of Goodwill was $108,400 for 2004 compared to $0 for the same period in 2003. This write down was due to the discontinuing the operations of our Leather Products segment. This amount is included in the loss from discontinued operations of $306,094.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed hereunder are set forth on pages F-1 through F-17 and are incorporated herein by this reference.

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

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (1)	All Other Compensation
Dwain Brannon Chief Executive Officer, Secretary and Director	12/31/04	$99,092	—	—	—

Dwain Brannon Chief Executive Officer, Secretary and Director	12/31/03	$90,000	—	1,000,000	—

Ricardo Garcia de Paredes Carbone Chief Executive Officer	12/31/02	-0-	—	—	—

(1)	Represents shares received pursuant to the Company’s 2003 Restricted Stock Plan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Inverted Paradigms Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, on February 8, 2007.

INVERTED PARADIGMS CORPORATION

By:	/s/ Stewart York
Stewart York
Chief Executive Officer, President,
Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Steven Weldon	Chief Financial Officer	February 8, 2007 (Date)

/s/ Dwight Day	Director	February 8, 2007 (Date)

/s/ William Parsons	Director	February 8, 2007 (Date)

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

(FORMERLY LIQUIDGOLF HOLDING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Inverted Paradigms Corporation and Subsidiaries:

We have audited the consolidated balance sheet of Inverted Paradigms Corporation (formerly Horizon Holding Corporation and Liquid Golf Holding Corporation) and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inverted Paradigms Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P. A.

Orlando, Florida

March 11, 2005, except for Notes 3 and 14,

as to which the date is February 7, 2007

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (As Restated)

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$248,729
Investments – certificates of deposit	35,000
Inventories, net	48,967
Prepaid expenses	594,499

Total current assets	927,195

Property and equipment, net	5,086
Other assets	4,257

Total assets	$936,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,471
Other current liabilities	65,823

Total liabilities	216,294

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	37,275,101
Deferred stock-based employee compensation	(372,573)
Accumulated deficit	(36,195,178)

Total stockholders’ equity	720,244

Total liabilities and stockholders’ equity	$936,538

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2003

	2004	2003
	(As Restated)
Net sales	$909,272	$781,339
Cost of sales	759,704	668,903

Gross profit	149,568	112,436

Operating expenses:
Sales and marketing	104,942	278,270
General and administrative (inclusive of non-cash stock-based employee compensation of $572,324 and $317,083 for the years ended December 31, 2004 and 2003, respectively)	2,369,064	1,489,418
Technology and content	58,478	71,561
Loss on impairment of property and equipment	10,809	—
Depreciation and amortization	16,034	14,616

Total operating expenses	2,559,327	1,853,865

Loss from operations	(2,409,759)	(1,741,429)

Other income (expense):
Interest income	1,931	1,311
Interest expense	(697,279)	(13,688)
Gain on extinguishment of debt	310,125	—

Net other income (expense)	(385,223)	(12,377)

Net loss from continuing operations	(2,794,982)	(1,753,806)

Loss from discontinued operations	(306,094)	(4,923)

Net loss	(3,101,076)	(1,758,729)

Net loss per share from continuing operations – basic and diluted	$(0.25)	$(0.22)

Net loss per share from discontinued operations – basic and diluted	$(0.03)	—

Weighted average shares used in calculating basic and diluted loss per share	11,373,354	7,876,523

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Preferred stock		Common stock		Treasury stock		Stock subscription receivable	Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
								(As restated)		(As restated)	(As restated)
Balance, December 31, 2002	418,236	$42	15,047,925	$1,505			$(50,000)	16,259,932	$—	$(31,335,373)	$(15,123,894)
Proceeds from stock subscription receivable							50,000				50,000
Preferred Series B Stock loss of redemption rights	1,863,845	187						14,854,208			14,854,395
Conversion of preferred stock to common stock	(2,282,081)	(229)	2,282,081	229
Recapitalization of LiquidGolf Holding Corporation common stock			(11,336,846)	4,258				(425,334)			(421,076)
Payment of fractional shares as a result of the merger stock exchange								(429)			(429)
Issuance of restricted stock to employees			1,170,000	1,170				1,168,830	(1,170,000)		0
Cost incurred in conjuction with the sale of convertible notes payable								(63,650)			(63,650)
Amortization of deferred stock based employee compensation									317,083		317,083
Issuance of common stock in settlement of liability			11,667	12				87,136			87,148
Issuance of common stock for an advertising agreement			200,000	200				217,800			218,000
Conversion of note payable to common stock			744,505	745				743,760			744,505
Issuance of common stock for endorsement agreements			154,615	155				154,460			154,615
Issuance of common stock in investment banking agreement			1,800,000	1,800				1,960,200			1,962,000
Warrants for common stock exercised at $1.00			463,000	463				462,537			463,000
Warrants for common stock exercised at $1.60			202,500	202				323,798			324,000
Cost incurred in conjuction with the exercise of warrants								(40,200)			(40,200)
Issuance of common stock for Directors compensation			3,000	3				3,267			3,270
Net loss as of December 31 2003										(1,758,729)	(1,758,729)

Balance, December 31, 2003	—	—	10,742,447	10,742	—	—	0	35,706,315	(852,917)	(33,094,102)	1,770,038

Cost incurred in conjuction with the exercise of warrants								(20,000)			(20,000)
Amortization of deferred stock based employee compensation									572,324		572,324
Treasury stock aquired due to forfeiture in restricted stock plan			(35,000)		35,000	(28,279)			28,279		—
Issuance of common stock for Directors compensation			4,500	4				4,900			4,904
Cost incurred in conjuction with conversion of note payable								(30,000)			(30,000)
Issuance of common stock for Game for Golf acquisition			10,000	10				10,890			10,900
Issuance of common stock for conversion of note payable			714,285	714				599,286			600,000
Proceeds from the issuance of common stock			1,239,497	1,240				311,914			313,154
Issuance of restricted stock to employees			219,000	184	(35,000)	28,279		91,796	(120,259)		—
Interest on beneficial conversion feature of note payable								600,000			600,000
Net loss										(3,101,076)	(3,101,076)

Balance, December 31, 2004	—	—	12,894,729	$12,894	—	—	—	$37,275,101	(372,573)	$(36,195,178)	$720,244

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
	(As restated)
Cash flows from operating activities:

Net loss	$(3,101,076)	$(1,758,729)

Adjustments to reconcile net loss to cash used in operating activities:
Interest on beneficial conversion feature of note payable	600,000	—
Amortization of deferred stock-based employee compensation	572,324	317,083
Gain on extinguishment of debt	(310,125)	—
Impairment of property and equipment	10,809	—
Stock issued to directors for services	4,904	3,270
Stock issued for services	—	154,615
Amortization of stock issued for services	1,030,545	572,250
Depreciation and amortization	76,414	14,616
Discontinued operations:
Impairment of goodwill	108,400	—
Impairment of property and equipment	2,280	—
Changes in operating assets and liabilities:
Inventories	227,209	(92,750)
Prepaid expenses	33,980	(25,950)
Other assets	12,177	(8,394)
Accounts payable	(179,699)	124,389
Due to related party	—	(65,015)
Other current liabilities	(89,395)	(136,635)

Net cash used in continuing operations	(1,001,253)	(901,250)

Net cash provided by discontinued operations	62,664	—

Net cash used in operating activities	(938,589)	(901,250)

Cash flows from investing activities:
Purchase of Leather Craft Technology, Inc.	—	(67,500)
Purchase of Game Fore Golf	(30,000)	—
Purchase of property and equipment	(2,279)	(13,649)

Net cash used in investing activities	(32,279)	(81,149)

Cash flows from financing activities:
Proceeds from issuance of notes payable	600,000	805,310
Payments of deferred loan cost	(60,000)	—
Fee paid to convert notes payable to common stock	(30,000)	(63,650)
Redemption of preferred stock	—	(69,375)
Payments on notes payable	—	(187,893)
Payments on capital lease	(11,360)	(8,432)
Collection of stock subscription receivable	—	50,000
Payment of fractional shares in connection with the Nomadic Collaboration merger	—	(429)
Fees paid to exercise warrants	(20,000)	(40,200)
Proceeds from sale of common stock	313,154	787,000

Net cash provided by financing activities	791,794	1,272,331

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
	(as restated)
Net increase (decrease) in cash and cash equivalents	(179,074)	289,932

Cash and cash equivalents, beginning of year	427,803	137,871

Cash and cash equivalents, end of year	$248,729	$427,803

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,494	12,903

Supplemental schedule of noncash investing and financing activities:
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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,200,000 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $939,000 and $901,000 for the years ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004:

Computers and equipment	$5,866
Furniture and fixtures	500

6,366
Less accumulated depreciation	(1,280)

$5,086

Depreciation expense charged to operations was $16,034 and $14,616 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company recognized an impairment loss on its property and equipment of $13,089. A portion of the impairment loss $10,809, relates to the Company’s ongoing e commerce golf operations and has been separately disclosed in the Statement of Operations. The remaining impairment, $2,280, has been recognized in connection with the discontinuance of the Company’s leather goods segment and has been included as a component of discontinued operations in the Consolidated Statements of Operations.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are as follows:

Year ended December 31,	Capital leases	Operating leases
2005	$10,212	75,324
2006	—	8,247

Total minimum lease payments	10,212	83,571

Less amounts representing interest	(297)

Present value of net minimum capital lease payments	9,915
Less current installments of obligations under capital leases	(9,915)

Obligations under capital leases, excluding current installments	$—

(7)	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2004:

Legal and professional fees	$31,750
Deferred revenue	6,355
Accrued salaries and vacation	11,883
Current portion of capital lease	9,915
Accrued taxes	3,074
Other	2,846

$65,823

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	INCOME TAXES

No provision for current federal or state income taxes was made due to the taxable losses for the years ended December 31, 2004 and 2003.

The deferred income tax assets and liabilities are comprised of the following as of December 31, 2004:

Deferred tax assets:
Net operating loss carryforward	$13,490,094
Start-up costs	4,767
Stock-based compensation	119,318
Other	14,014

Gross deferred tax assets	13,628,193

Deferred tax liabilities:
Depreciation	(1,628)

Net deferred tax assets	13,629,821
Valuation allowance	(13,629,821)

$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2004 and 2003, the increase in deferred tax asset valuation allowance amounted to approximately $1,155,000 and $672,000, respectively.

The Company’s net operating loss carryforward for federal and state income tax purposes at December 31, 2004 is approximately $33,376,000. If not used, the net operating loss carryforward will expire at various times from 2019 through 2023. U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership. The Company has not completed the complex analysis required by the Internal Revenue Code to determine if an ownership change has occurred. If such a change were deemed to have occurred, the limitation could reduce or eliminate the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

(14)	RESTATEMENT

The Company erroneously did not record interest expense in the amount of $600,000 from the beneficial conversion feature of a convertible promissory note entered into on February 16, 2004. This created a restatement of interest expense from $97,279, as originally filed, to $697,279 on the amended consolidated statement of operations for the year ended December 31, 2004.