Form 10QSB/A
period 2005-03-31
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

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

Lakewood, Ranch, FL 34202

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 16, 2005 (the “Original March 2005 Form 10-QSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note in 2004 and to correct the resulting effects upon additional paid in capital and accumulated deficit.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature in 2004.

Actual Changes in the Original March 2005 Form 10-QSB. The actual changes in the Original March 2005 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of March 31, 2005, (b) amended and restated Consolidated Statement of Operations for the three months ended March 31, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the three months ended March 31, 2004, (d) additional discussions concerning interest expense in the Comparison of the Three Months Ended March 31, 2005 and March 31, 2004 and (e) a new note 9 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original March 2005 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2005 (As restated)
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$133,834
Prepaid expenses	341,089

Total current assets	474,923

Property and equipment, net	4,266
Deposits	3,457

Total assets	$482,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,457
Other current liabilities	45,326

Total current liabilities	124,783

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	37,275,101
Deferred stock-based employee compensation	(219,200)
Accumulated deficit	(36,710,932)

Total stockholders’ equity	357,863

Total liabilities and stockholders’ equity	$482,646

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended March 31
	2005 Unaudited	2004 (As restated) Unaudited

Net sales	$32,016	$207,764
Cost of sales	27,004	179,655

Gross profit	5,012	28,109

Operating expenses:
Sales and marketing	4,656	19,078
General and administrative (inclusive of non-cash stock-based employee compensation of $153,373 and $145,680 for the three months ended March 31, 2005 and 2004, respectively)	501,909	606,594
Technology and content	12,578	14,798
Depreciation and amortization	320	4,133

Total operating expenses	519,463	644,603

Loss from operations	(514,451)	(616,494)

Other income (expense):
Interest income	272	750
Interest expense	—	(635,832)
Gain on extinguishment of debt	2,674	207,964

Net other income (expense)	2,946	(427,118)

Net loss from continuing operations	(511,505)	(1,043,612)

Loss from discontinued operations	(4,249)	(20,370)

Net loss	(515,754)	(1,063,982)

Net loss per share from continuing operations – basic and diluted	$(0.04)	$(0.10)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	(0.00)

Weighted average shares used in calculating basic and diluted loss per share	12,894,729	10,737,780

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2005	2004 (As restated)
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(515,754)	$(1,063,982)
Adjustments to reconcile net loss to cash used in operating activities:
Interest on beneficial conversion	—	600,000
Amortization of deferred stock-based employee compensation	153,373	145,680
Gain on extinguishment of debt	(2,674)	(207,964)
Amortization of stock issued for services	245,250	245,250
Depreciation and amortization	320	26,357
Discontinued operations
Impairment of property and equipment	—	(2,280)
Changes in operating assets and liabilities:
Investments	35,000	—
Inventories	48,172	97,005
Prepaid expenses	(517)	(14,387)
Other assets	800	—
Accounts payable	(69,294)	(224,383)
Accrued expenses	10,596	(32,751)

Net cash used in continuing operating activities	(94,728)	(431,455)

Net cash used in discontinued operations	(10,752)	22,966

Cash flows from investing activities:
Proceeds from disposition of furniture and fixtures	500	—

Net cash provided by (used in) investing activities	500	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	600,000
Payments on deferred loan costs	—	(60,000)
Payments on capital lease	(9,915)	(4,396)
Fees paid to convert warrants	—	(20,000)

Net cash (used in) provided by financing activities	(9,915)	515,604

Net (decrease) increase in cash and cash equivalents	(114,895)	107,115

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$133,834	$534,918

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$35,832

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $36,700,000 as of March 31, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(4) BUSINESS ACQUISITIONS, CONTINUED

Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded losses from discontinued operations of $4,249 and $20,370 for the quarters ended March 31, 2005 and 2004, respectively.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

(9) RESTATEMENT

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

Interest Expense, Interest expense decreased by $635,832, or 100%, to $0 in 2005. This decrease reflected primarly the conversion of certain notes payable to common stock and interest related to a beneficial conversion feature of $600,000 during 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 8, 2007 (Date)
Name:	Steven Weldon
Title:	President and Chief Financial Officer

By:	/s/ Dwight Day	February 8, 2007 (Date)
Name:	Dwight Day
Title:	Director

By:	/s/ William Parsons	February 8, 2007 (Date)
Name:	William Parsons
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.