Form 10QSB/A
period 2005-06-30
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

F/K/A HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11523 Palm Brush Trail, # 341	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	Lakewood Ranch, FL 34202 (941) 926-6180	(IRS Employer I.D. No.)
(Address and telephone number of principal executive offices)

1583 E Silver Star Rd # 346

Ocoee, Florida 34761

(407) 877-9753

(Former address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act)    ☐  YES    ☒  NO

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 8, 2005 was 12,894,729 and there were 878 stockholders of record.

Transitional Small Business Issuer Format:    ☐  YES    ☒  NO

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the “Original June 2005 Form 10-QSB”), primarily to correct an error in recording interest expense from a beneficial conversion feature of a convertible note in 2004 and to correct the resulting effects upon additional paid in capital, accumulated deficit, and interest expense.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature in 2004.

Actual Changes in the Original June 2005 Form 10-QSB. The actual changes in the Original June 2005 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of June 30, 2005, (b) amended and restated Consolidated Statement of Operations for the six months ended June 30, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the six months ended June 30, 2004, (d) additional discussions concerning interest expense in the Comparison of the Six Months Ended June 30, 2005 and June 30, 2004 and (e) a new Note 9 discussing the restatements.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original June 2005 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2005 (As restated)
(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$62,699
Prepaid expenses	177,535

Total current assets	240,234

Property and equipment, net	3,946
Deposits	3,357

Total assets	$247,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,325
Other current liabilities	59,022

Total current liabilities	151,347

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,894,729 shares issued and outstanding	12,894
Additional paid-in capital	37,272,101
Deferred stock-based employee compensation	(101,565)
Accumulated deficit	(37,087,240)

Total stockholders’ equity	96,190

Total liabilities and stockholders’ equity	$247,537

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004 (As restated)
	Unaudited	Unaudited	Unaudited	Unaudited
Net sales	$—	$226,938	$32,016	$434,702
Cost of sales	—	186,418	27,004	366,073

Gross profit	—	40,520	5,012	68,629

Operating expenses:
Sales and marketing	1,021	4,653	5,677	23,731
General and administrative (inclusive of non-cash stock-based employee compensation of $117,635 and $271,008 and $141,875 and 287,555 for the three months and six months ended June 30, 2005 and 2004, respectively)	376,507	618,029	878,416	1,224,622
Technology and content	261	15,301	12,839	30,100
Depreciation and amortization	320	3,967	640	8,100

Total operating expenses	378,109	641,950	897,572	1,286,554

Loss from operations	$(378,109)	(601,430)	(892,560)	(1,217,924)

Other income (expense):
Interest income	1101	338	1,373	1,088
Interest expense	—	(60,749)	—	(696,581)
Gain on extinguishment of debt	700	0	3,374	207,964

Net other income (expense)	1,801	(60,411)	4,747	(487,529)

Net loss from continuing operations	(376,308)	(661,841)	(887,813)	(1,705,453)

Loss from discontinued operations	—	(45,216)	(4,249)	(65,586)

Net loss	(376,308)	(707,057)	(892,062)	(1,771,039)

Net loss per share from continuing operations – basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.16)

Net loss per share from discontinued operations – basic and diluted	$0.00	0.00	$0.00	(0.01)

Weighted average shares used in calculating basic and diluted loss per share	12,894,729	10,714,358	12,894,729	10,725,681

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2005	2004 (As restated)
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net loss	$(892,062)	$(1,771,039)
Adjustments to reconcile net loss to cash used in operating activities:
Interest on beneficial conversion	—	600,000
Amortization of deferred stock-based employee compensation	271,008	287,555
Gain on extinguishment of debt	(3,374)	(207,964)
Stock issued to directors for services	—	4,904
Amortization of stock issued for services	408,750	490,500
Depreciation and amortization	640	70,531
Discontinued operations
Impairment of property and equipment	—	(2,280)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,617)
Investments	35,000	—
Inventories	48,172	105,505
Prepaid expenses	(463)	4,447
Other assets	900	—
Accounts payable	(55,726)	(196,661)
Other current liabilities	24,334	(125,399)

Net cash used in operating activities	(162,821)	(742,518)

Net cash (used in) provided by discontinued operations	(10,794)	67,928

Cash flows from investing activities:
Purchase of property and equipment		(2,279)
Proceeds from disposition of property and equipment	500	—

Net cash provided by (used in) investing activities	500	(2,279)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	600,000
Payments on deferred loan costs	—	(60,000)
Payments on capital lease	(9,915)	(7,092)
Fees paid to convert note		(30,000)
Fees paid to issue convertible note	(3,000)	—
Fees paid to convert warrants	—	(20,000)

Net cash (used in) provided by financing activities	(12,915)	482,908

Net decrease in cash and cash equivalents	(186,030)	(193,961)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$62,699	$233,842

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$37,366

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

The Company is an online community for golfers worldwide which operates an e-commerce marketplace for golf equipment and related accessories. The Company’s website was being redeveloped and was not operating from March 1, 2005 to April 14, 2005. The Company also operated a single retail location in Apopka, Florida. The retail location was closed in February 2005. the Company’s web site is operating as an affiliate site and has yet begun offering products directly. Affiliate commissions are reported to company 90 days in arrears and no commissions were reported as of June 30,2005.

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Horizon has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $37,100,000 as of June 30, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

(3) BASIS OF PRESENTATION

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

Interest Expense, Interest expense decreased by $696,581 or 100% to $0 in 2005. This decrease is related primarily to the beneficial conversion feature of a $600,000 convertible note entered into in 2004.

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