Form 10QSB/A
period 2005-09-30
INVERTED PARADIGMS CORP
filed 2007-02-08
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

F/K/A HORIZON HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	11523 Palm Brush Trail, #341	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	Lakewood Ranch, FL 34202 (941) 926-6180	(IRS Employer I.D. No.)
(Address and telephone number of principal executive offices)

5401 S. Kirkman Road Suite 310

Orlando, Florida 32819

(407) 926-0230

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005 (the “Original September 2005 Form 10-QSB”), primarily to correct an error in recording interest expense from beneficial conversion features of convertible notes in 2004 and 2005 and to correct the resulting effects upon additional paid in capital, accumulated deficit and interest expense.

The Company erroneously did not record interest expense resulting from a convertible note payable with a beneficial conversion feature entered into in July 2005 and February 2004.

Actual Changes in the Original September 2005 Form 10-Q. The actual changes in the Original September 2005 Form 10-QSB included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheet as of September 30, 2005, (b) amended and restated Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and the nine months ended September 30, 2004, (c) amended and restated Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004, (d) additional discussions concerning interest expense in the Comparison of the Three and Nine Months Ended September 30, 2005 and September 30, 2004, and (e) a new note 10 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original September 2005 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2005 (As restated)
(unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,146
Prepaid expenses	175,137

Total current assets	198,283

Property and equipment, net	3,626
Deposits	3,537

Total assets	$205,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$153,228
Other current liabilities	51,153

Total current liabilities	204,381

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,154,729 shares issued and outstanding	13,154
Additional paid-in capital	37,310,842
Deferred stock-based employee compensation	(73,444)
Accumulated deficit	(37,249,487)

Total stockholders’ equity	1,065

Total liabilities and stockholders’ equity	$205,446

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2005 (As restated) Unaudited	2004 Unaudited	2005 (As restated) Unaudited	2004 (As restated) Unaudited
Net sales	$—	$236,444	$32,016	$685,705
Cost of sales	—	199,723	27,004	576,395

Gross profit	—	36,721	5,012	109,310

Operating expenses:
Sales and marketing	74	60,394	5,751	84,125
General and administrative (inclusive of non-cash stock-based employee compensation of $28,121 and $141,874 and $299,129 and $429,430 for the three months and nine months ended September 30, 2005 and 2004, respectively)	146,110	566,635	1,024,526	1,839,829
Technology and content	684	16,519	13,523	47,108
Depreciation and amortization	320	3,853	960	12,067

Total operating expenses	147,188	647,401	1,044,760	1,983,129

Loss from operations	(147,188)	(610,680)	(1,039,748)	(1,873,819)

Other income (expense):
Interest income	298	272	1,671	1,360
Interest expense	(15,357)	(522)	(15,357)	(697,103)
Gain on extinguishment of debt	—	—	3,374	207,964

Net other income (expense)	(15,059)	(250)	(10,312)	(487,229)

Net loss from continuing operations	(162,247)	(610,930)	(1,050,060)	(2,361,598)

Loss from discontinued operations	—	(85,702)	(4,249)	(106,073)

Net loss	$(162,247)	$(696,632)	$(1,054,309)	$(2,467,671)

Net loss per share from continuing operations – basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.22)

Net loss per share from discontinued operations – basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares used in calculating basic and diluted loss per share	12,981,396	11,278,476	12,923,618	10,909,842

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005 (As restated)	2004 (As restated)
	(unaudited)	(unaudited)
Operating activities:

Net Loss	$(1,054,309)	$(2,467,671)

Adjustments to reconcile net loss to cash used in operations:
Amortization of deferred stock-based employee compensation	299,129	429,430
Interest on beneficial conversion	15,000	600,000
Gain on extinguishment of debt	(3,374)	(207,964)
Amortization of stock issued for services	408,750	735,750
Stock issued to directors for services	24,000	4,904
Depreciation and amortization	960	70,053
Discontinued operations:
Impairment of property and equipment	—	2,280
(Increase) decrease in assets:
Accounts receivable	35,000	—
Inventories	48,172	109,497
Prepaid expenses	1,935	(19,233)
Other assets	720	—
Increase (decrease) in liabilities:
Accounts payable	5,177	(99,171)
Other current liabilities	16,466	203,146

Net cash used in operating activities	(202,374)	(638,979)

Net cash used in discontinued operations	(10,794)	(241,318)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,279)
Purchase of Games for Golf	—	(30,000)
Proceeds from disposition of property and equipment	500	—

Net cash provided by (used in) investing activities	500	(32,279)

Cash flows from financing activities:
Payments on deferred loan costs	—	(60,000)
Proceeds from the sale of common stock	—	308,154
Payments on capital lease	(9,915)	(9,835)
Proceeds from notes payable	—	600,000
Fees paid to issue convertible note	(3,000)	(30,000)
Fees paid to convert warrants	—	(20,000)

Net cash provided by (used in) financing activities	(12,915)	788,319

Net decrease in cash and cash equivalents	(225,583)	(124,257)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$23,146	$303,546

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$37,103

Supplement disclosure of non - cash investing and financing activities:
Issuance of common stock for the purchase of games for Golf, Inc.	$—	$10,900

Conversion of Note payable to Common Stock	$—	$600,000

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $37,200,000 as of September 30, 2005. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 8 – Extinguishment of Debt

The Company had $3,374 of certain accounts payable, accrued liabilities and other liabilities as of June 30, 2005 that the Company determined were no longer obligations. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $3,374 and $0 and $207,964 for the three and nine months ended September 30, 2005 and 2004 respectively.

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

Note 10 – Restatement

The Company erroneously did not record interest expense in the amount of $15,000 from the beneficial conversion feature of two convertible promissory notes entered into on July 5, 2005. This created a restatement of interest expense from $357, as originally filed, to $15,357 on the amended consolidated statement of operations for the three and nine months ended September 30, 2005.

In addition, the Company did not record interest expense in the amount of $600,000 from the beneficial conversion feature of a convertible promissory note entered into on February 16, 2004. This created a restatement of additional paid in capital and accumulated deficit of $600,000 as of September 30, 2005 and a restatement of interest expense from $97,103, as originally filed, to $697,103 on the amended consolidated statement of operations for the nine months ended September 30, 2004.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (As restated)	2004	2005 (As restated)	2004 (As restated)
Total sales	$—	$236,400	$32,000	$685,700
Total cost of sales	—	199,700	27,000	576,400
Operating expenses	147,200	647,400	1,044,800	1,983,100
Net loss	(162,200)	(696,600)	(1,054,300)	(2,467,700)

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

Interest Expense. Interest expense increased by $14,800 to $15,400 in 2005 from $600 in 2004. This increase reflected the interest recognized from the beneficial conversion feature of two notes payable totaling $15,000.

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

Selling, General and Administrative. Selling, General and Administrative Expenses decreased approximately $938,300 or 47% to $1,044,800 in 2005 from $1,983,100 in 2004. This decrease is due to a decrease in overall expenses because of the discontinuation of our leather goods segment, reduced online operations, stock based compensation expense and the closing of our brick and mortar store.

Interest Expense, Interest expense decreased by $675,700 to $15,400 in 2005 from $691,100 in 2004. This decrease reflected the conversion of a note payable to common stock and interest from a beneficial conversion feature of $600,000 on a note payable during 2004.

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