Form 10KSB/A
period 2005-12-31
INVERTED PARADIGMS CORP
filed 2007-02-09
CIK 1062720

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006 (the “Original December 2005 Form 10-KSB”), primarily to expand Management’s Discussion and Analysis or Plan of Operations, to correct an error in recording warrants and stock issued as compensation in 2005, to correct an error in recording interest expense from beneficial conversion features of convertible notes in 2005 and 2004 and to correct the resulting effects upon total additional paid in capital and accumulated deficit.

Actual Changes in the Original December 2005 Form 10-KSB. The actual changes in the Original December 2005 Form 10-KSB included in this Amendment No. 1 are amendments to Part II that include: (a) additional discussions in Item 6 relating to the Overview, Plan of Operations, Cash Requirements, and Results of Operations (b) amended and restated Consolidated Balance Sheet as of December 31, 2005, (c) amended and restated Consolidated Statement of Operations for the years ended December 31, 2005 and 2004, (d) amended and restated Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005 and 2004, (e) amended and restated Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004, (f) additional disclosure of significant accounting policies in Note 2, (g) additional or updated disclosures in Notes 3, 4, 8, 9 (h) additional information concerning warrants and common stock related to a promissory note, and (i) a new Note 13 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-KSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original December 2005 Form 10-KSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

1

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 30, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. We anticipate this product to be available for sale in the third quarter of 2006. We are currently re-engineering, re-designing and re-testing our software, Silent SwordTM. The re-designing is being completed by our Chief Technology Officer and his team. This process will include redefining core business requirements along with re-documentation and re-testing of all operating systems and applicable applications. Re-testing of the software has required an addition employee and the addition of a development and testing sandbox environment that has been purchased. The costs associated with redesign and retesting are approximately $100,000 for labor, inclusive of officer’s salary of $66,000, and $10,000 for equipment. The redesign and retesting costs were incurred prior to June 2006 and have not been delayed since cash required for this process has been acquired through financing. Additional capital for marketing, packaging and customer services will be needed after the product is complete. If the capital is not available after June 2006, the release of the product could be delayed.

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

Based upon the Company’s current level of revenues and cash position, we will need to raise additional capital in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding through an equity or debt financing. As a part of our purchase of the Silent SwordTM software, the seller is required to raise a minimum of two million dollars to help fund operations. If the funds are not raised, the seller will only be entitled to 50% of the $300,000 purchase price. On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder of the Company. On April 3, 2006, we signed an agreement to sell up to 35 million shares of restricted stock with an investor. On April 17, 2006, the investor purchased 4 million shares for $180,000. We are also currently in negotiations to sell approximately 3 million shares to another investor. There can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Cash Requirements

We believe we will need an additional $2,400,000 to continue operations over the next twelve months. These expenses include the following:

Marketing	$1,100,000
Officers’ salaries and related taxes	390,000
Other general and admin expenses	240,000
Management consultants	160,000
Payroll and related taxes	135,000
Health and liability insurance	100,000
Legal, accounting and other professional fees	100,000
Rent	57,000
Travel	40,000
Director fees	30,000
Web design and hosting	22,000
Other computer and office equipment	16,000
Computer equipment for testing	10,000

$2,400,000

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

Comparison of the fiscal year ended December 31, 2005 and December 31, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	2005	2004
Net sales	$33,391	$909,272
Cost of sales	27,004	759,704
Gross profit	6,387	149,568
General and administrative	1,135,778	2,058,939
Interest (income) expense , net	67,001	645,348
Write down of impaired assets	2,666	10,809
(Gain) Loss on Discontinued Operations	(13,200)	306,094
Gain on extinguishment of debt	(3,374)	—

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

Operating Expenses

	2005	2004
General and administrative	$1,132,404	$2,058,939

General and Administrative Expenses. General and Administrative expenses were $1,132,404 in 2005, a decrease of 45% from $2,058,939 in 2004. In 2005, a $408,750 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. This was a 58% decrease from $981,000 in 2004. The compensation was 1,800,000 shares of common stock and the remaining term of the agreement was fully amortized as of May 30, 2005. The additional decrease in 2005 is due to a $314,867 non-cash expense for the amortization of deferred restricted stock compensation an decrease of 45% from $572,324 in 2004. During 2005, as compared to 2004, we incurred approximately $180,000 of fewer expenses due to the closing of our single retail location. We also incurred $91,000 and $122,000 less in advertising and administrative salaries during 2005 as we implemented cost control measures.

Other Income and Expenses

Interest income and expense, net. Net interest expense was $67,001 in 2005, a net decrease of $628,347 from $695,348 of interest expense in 2004. The decrease interest expense is the result of interest expense paid on promissory notes and $600,000 of interest expense recognized from a beneficial conversion during 2004.

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

Gain on extinguishment of debt. Gain on settlement of liabilities was $3,374 for 2005 compared to $310,125 for the same period in 2004. This decrease was the result of our determination that these amounts were not owed for obligations in 2005 and 2004 or were obtained through negotiations with our vendors in the corresponding year. These amounts have been recorded as a reduction of operating expenses during 2005 and 2004.

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

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes in the amounts of $10,000, $5,000, $200,000 and $50,000 that we sold in a private placement to four stockholders. In December 2005, we entered into a promissory note conversion agreement with two stockholders and converted $15,000, plus $562 of accrued interest, into common stock. Cash flows from discontinued operations consisted of impaired goodwill of $108,400, impaired property and equipment of $2,280, a change in prepaids of $8,393, a change in other assets of $5,879, a change in accounts payable of $35,900 and a change in other liabilities of $24,250 for the year ended December 31, 2004. In 2005, cash flows from discontinued operations consisted of a change in accrued expenses of $18,825. We believe that cash flows from discontinued operations will benefit us since less cash will be used to fund the operations of this business that was unable to generate the cash needed to support its own operations.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition.

Revenue was earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location which was closed in February 2005. Online merchandise revenue was recognized upon the shipment of the merchandise, which accrued only after credit card authorization was obtained. Customers were allowed to return items for credit within 14 days of purchase. The Company provided for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2005 and 2004, no allowance for returns was recorded because the estimated amounts were immaterial.

Upon the roll-out of Silent Sword™, we will recognize revenue from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

The Company recognizes revenues on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the product.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-14 and are incorporated herein by this reference.

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

We have established an Audit Committee, Executive Compensation Committee and a Restricted Stock Plan Distribution Committee.

Audit Committee. The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Messrs. Day, Parsons, both of whom are non-employee directors, and Weldon. The Board of Directors has not adopted a written charter of the Audit Committee. The Audit Committee also includes at least one member — Mr. William Parson — determined by the Board to meet the qualifications of an “audit committee financial expert,” as defined by SEC rules. Stockholders should understand that these designations related to an Audit Committee member’s experience and understanding do not impose upon him any duties, obligations or liabilities greater than those generally imposed on a member of the Audit Committee or the Board. As CFO, Mr. Weldon is not considered “independent” as that term is defined by Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee met 5 times in 2005.

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

INVERTED PARADIGMS CORPORATION

Dated: February 8, 2007

	By:	/S/ Stewart York
	Name:	Stewart York
	Title:	Chief Executive Officer, President, Secretary and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INVERTED PARADIGMS CORPORATION

Dated: February 8, 2007

	By:	/S/ Stewart York
	Name:	Stewart York
	Title:	Chief Executive Officer, President, Secretary and Director

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer

	By:	/S/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/S/ William Parsons
	Name:	William Parsons
	Title:	Director

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

(Formerly Horizon Holding Corporation)

Consolidated Financial Statements (As Restated)

December 31, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Inverted Paradigms and Subsidiaries:

We have audited the consolidated balance sheet of Inverted Paradigms Corporation (formerly Horizon Holding Corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inverted Paradigms Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principals.

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

Orlando, Florida

March 13, 2006, except for Notes 2, 3, 4, 8, 9

and 13 as to which the date

is February 7, 2007

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (As Restated)

December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$169,505
Loan receivable	10,000
Prepaid expenses	9,267

Total current assets	188,772

Other assets	180

Total assets	$188,952

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$139,529
Other current liabilities	40,325
Notes payable to stockholders	255,000

Total current liabilities	434,854

Stockholders’ equity (capital deficiency)
Common stock, $0.001 par , 100,000,000 shares authorized, 13,420,068 shares issued and outstanding	13,420
Additional paid-in capital	37,397,104
Deferred stock-based employee compensation	(57,706)
Accumulated deficit	(37,598,720)

Total capital deficiency	(245,902)

Total liabilities and stockholders’ equity (capital deficiency)	$188,952

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (As Restated)

For the years ended December 31, 2005 and 2004

	2005	2004
Net sales	$33,391	$909,272
Cost of sales	27,004	759,704

Gross profit	6,387	149,568

Operating expenses:
Sales and marketing	182,326	104,942
General and administrative (inclusive of non-cash stock-based employee compensation of $314,867 and $572,324 in the years ended December 31, 2005 and 2004)	1,132,404	2,058,939
Technology and content	20,549	58,478
Write down of impaired assets	2,666	10,809
Depreciation and amortization	1,920	16,034

Total operating expenses	1,339,865	2,249,202

Loss from operations	(1,333,478)	(2,049,634)

Other income (expense):
Interest income	1,737	1,931
Interest expense	(68,738)	(697,279)
Other	(16,263)	—

Net other (expense) income	(83,264)	(695,348)

Net loss from continuing operations	(1,416,742)	(2,794,982)

Gain (loss) from discontinued operations	13,200	(306,094)

Net loss	(1,403,542)	$(3,101,076)

Net loss per share from continuing operations – basic	$(0.11)	$(0.25)

Net loss per share from discontinued operations – basic	$(0.00)	$(0.03)

Weighted average shares used in calculating basic loss per share	13,004,154	11,373,354

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Capital Deficiency) (As Restated)

For the years ended December 31, 2005 and 2004

					Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Common stock		Treasury stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	10,742,447	$10,742	—	—	$35,706,315	$(852,917)	$(33,094,102)	$1,770,038

Cost incurred in conjunction with the exercise of warrants					(20,000)			(20,000)
Amortization of deferred stock based employee compensation						572,324		572,324
Treasury stock acquired due to forfeiture in restricted stock plan	(35,000)		35,000	(28,279)		28,279		—
Issuance of common stock for Directors compensation	4,500	4			4,900			4,904
Cost incurred in conjunction with conversion of note payable					(30,000)			(30,000)
Issuance of common stock for Game for Golf acquisition	10,000	10			10,890			10,900
Issuance of common stock for conversion of note payable	714,285	714			599,286			600,000
Proceeds from the issuance of common stock	1,239,497	1,240			311,914			313,154
Issuance of employee restricted stock	219,000	184	(35,000)	28,279	91,796	(120,259)		—
Net loss							(3,101,076)	(3,101,676)
Interest on beneficial conversion feature of note payable					600,000			600,000

Balance, December 31, 2004	12,894,729	$12,894	—	—	$37,275,101	$(372,573)	$(36,195,178)	$720,244

Amortization of deferred stock based employee compensation						314,867		314,867
Issuance of common stock for Directors compensation	272,000	272			35,728			36,000
Cost incurred in conjunction with conversion of note payable					(3,000)			(3,000)
Issuance of common stock for conversion of note payable	129,595	130			10,238			10,368
Issuance of common stock for conversion of note payable	57,076	57			5,137			5,194
Issuance of common stock for services	66,668	67			6,600			6,667
Interest on beneficial conversion feature of note payable					65,000			65,000
Warrants issued to broker					2,300			2,300
Net loss							(1,403,542)	(1,403,542)

Balance, December 31, 2005	13,420,068	$13,420	—	—	$37,397,104	$(57,706)	$(37,598,720)	$(245,902)

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
	(As restated)	(As restated)
Cash flows from operating activities:

Net Loss	$(1,403,542)	$(3,101,076)
Adjustments to reconcile net loss to cash used in operations:
Interest from beneficial conversion feature of notes payable	65,000	600,000
Amortization of deferred stock-based employee compensation	314,867	572,324
Gain on extinguishment of debt	(3,374)	(310,125)
Amortization of stock issued for services	408,750	1,030,545
Stock issued to directors for services	36,000	4,904
Stock issued to vendor for services	6,667	—
Impairment of property and equipment	2,666	10,809
Depreciation and amortization	1,920	76,414
Interest	2,200	—
Loss on disposal of fixed assets	500	—
Discontinued operations:
Impairment of goodwill	—	108,400
Impairment of property and equipment	—	2,280
Changes in operating assets and liabilities:
Inventories	48,967	227,109
Other current assets	181,582	33,980
Other assets	4,077	12,177
Accounts payable	(10,942)	(179,698)
Accrued expenses	(31,034)	(89,395)

Net cash used in continuing operations	(375,696)	(1,001,253)
Net cash provided by discontinued operations	18,825	62,664

Net cash used in operating activities	(356,871)	(938,589)

Cash flows from investing activities:
Proceeds from sale of certificate of deposit	35,000	—
Issuance of loan receivable	(10,000)	—
Purchase of Games for Golf	—	(30,000)
Purchase of property and equipment	—	(2,279)

Net cash provided by (used in) in investing activities:	25,000	(32,279)

Cash flows from financing activities:
Payments on deferred loan costs	—	(60,000)
Proceeds from the sale of common stock	—	313,154
Payments on capital lease	(9,915)	(11,360)
Proceeds from notes payable	265,562	600,000
Fees paid to issue convertible note	(3,000)	(30,000)
Fees paid to convert warrants	—	(20,000)

Net cash provided by financing activities	252,647	791,794

Net decrease in cash and cash equivalents	(79,224)	(179,074)

Cash and cash equivalents, beginning of period	248,729	427,803

Cash and cash equivalents, end of period	$169,505	$248,729

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$561	$36,494

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquisition of Games for Golf	$—	$10,900

Conversion of note payable into common stock	$15,562	$600,000

Issuance of common stock and warrants in connection with note payable	$7,300	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – AS RESTATED

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

Revenue Recognition. Revenue was earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location which was closed in February 2005. Online merchandise revenue was recognized upon the shipment of the merchandise, which accrued only after credit card authorization was obtained. Customers were allowed to return items for credit within 14 days of purchase. The Company provided for estimated returns at the time of shipment based on historical data. For the years ended December 31, 2005 and 2004, no allowance for returns was recorded because the estimated amounts were immaterial.

Upon the roll-out of Silent Sword™, we will recognize revenue from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

The Company recognizes revenues on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the product.

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and totaled approximately $7,700 and $42,500 for the years ended December 31, 2005 and 2004, respectively. These amounts are included in technology and content expense in the accompanying consolidated statements of operations.

Software Development Costs - The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software. All other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

NOTE 3 – BASIS OF PRESENTATION – AS RESTATED

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $37,600,000 as of December 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $376,000 and $1,001,000 for the years ended December 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS – AS RESTATED

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

Discontinued Operations. In November 2004, the Company decided to discontinue the operations of Leather Craft and Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer (the Company’s leather goods product segment). As a result of this the Company recorded a gain from discontinued operations of $13,200 and a loss from discontinued operations of $306,094 as of December 31, 2005 and 2004, respectively. The loss from discontinued operations in 2004 includes a loss of $108,400 which was all goodwill associated with the purchase of Leather Craft and Game Fore Golf. The remaining loss corresponds to operations for the year ended December 31, 2004.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 – LOAN RECEIVABLE

During 2005, the Company loaned Delta Insights, LLC the principal sum of $10,000. The loan bears interest at 10%, was due and paid in full on January 18, 2006. Subsequent to the issuance of the loan, the Company closed a significant software purchase with the borrower. See Note 12.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2005:

Accrued payroll	$12,537
Accrued interest	977
Accrued director fees	24,000
Other	2,811

$40,325

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

Notes payable stockholders are summarized as follows as of December 31, 2005:

Unsecured Promissory note payable to Burns Family Trust for $200,000 including interest at a fixed rate of 11%. The maturity date is April 2006 at which time all principal and interest is due. As additional consideration, 50,000 shares of stock will be delivered (see Note 9).	$200,000
Unsecured Promissory note payable to Ken Hall for $50,000 including interest at a fixed rate of prime plus 8% (15% at December 31, 2005). The note holder has the sole option of converting the principle represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock 10 days immediately prior to the conversion (see Note 9). The maturity date is December 2006 at which time all principal and interest is due.	50,000

250,000
Less: current portion	250,000

$—

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8– INCOME TAXES–AS RESTATED

At December 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $37,452,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2019 through 2025.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2005:

2005
Deferred tax assets:
Net operating loss carryforward	$14,093,266
Start-up costs	4,265
Stock based compensation	23,315

Total deferred tax assets	14,120,846

Deferred tax liabilities:
Depreciation	(1,512)

Net deferred tax assets	14,122,358
Less valuation allowance	(14,122,358)

Net deferred tax asset	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2005, the increase in deferred tax asset valuation allowance amounted to approximately $693,000.

U.S. tax rules impose limitations on the use of net operating losses and tax credits following certain defined changes in stock ownership under Section 382 of the Internal Revenue Code and the accompanying Treasury Regulations. Calculating the impact of Section 382 would be a very costly and time consuming process. By completing this calculation, we would be required to include a valuation allowance for the amount of net operating losses limited by Section 382. Since we currently offset 100% of our deferred asset with a valuation allowance, we believe we do not need to complete this calculation until such time we become profitable and are required to for the filing of our federal income tax return in a profitable year.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9– STOCKHOLDER’S EQUITY – AS RESTATED

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

2004 Secured Promissory Note. On February 16, 2004, the Company sold in a private placement, a secured promissory note in the amount of $600,000 to a stockholder. Interest accrued on the outstanding principal balance from and after February 16, 2004 at a rate of 18 percent per annum. The note holder had the sole option of converting the principal represented by this note into the Company’s common stock at a strike price equal to a 40 percent discount to the average closing bid price of the stock for the twenty days immediately prior to the conversion. As a result of this beneficial conversion feature, the Company recognized interest expense of $600,000 during the year ended December 31, 2004. The note holder may convert all or any part of the principal represented by this note. As part of the same transaction, the note holder acquired a warrant, issued by the Company, to purchase 50,000 shares of the Company’s common stock at $1.25 per share. On June 14, 2004, the Company entered into a promissory note conversion agreement (the “Agreement”) with this stockholder. The agreement called for the holder of the note to exercise the option to convert the principal sum of $600,000 into shares of the Company’s common stock at the lesser of $1.25 per share or a 40% discount to the average closing bid price for the thirty days after the signing of the agreement. In addition, per the agreement, the Company paid the accrued interest on the note in cash. On August 4, 2004 the Company issued 714,285 shares of common stock to satisfy the promissory note conversion agreement.

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

2005 Secured Promissory Notes. On July 7, 2005, the Company sold in a private placement, secured promissory notes in the amounts of $5,000 and $10,000 to two stockholders. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. Due to the beneficial conversion feature of these notes, the Company charged $15,000 to interest expense during the year ended December 31, 2005. On November 28, 2005 we issued 129,595 shares of our common stock to satisfy the principal and accrued interest of the $10,000 promissory note. On December 6, 2005 we issued 57,076 shares of our common stock to satisfy the principal and interest of the $5,000 promissory note.

The Company sold, in a private placement, secured promissory notes in the amounts of $200,000 (the “November 2005 Loan”) and $50,000 to two stockholders in November and December of 2005, respectively. At maturity, in addition to the payment of principal and accrued interest, the Company will deliver, as additional incentive for making the November 2005 Loan, 50,000 shares of our common stock. These shares will be restricted securities, as defined by the Securities Act of 1933, as Amended. The November 2005 Loan agreement became effective on November 15, 2005, at which time our stock was trading at $0.10 per share. As a result, $5,000 will be amortized as interest expense over the life of the loan. The $50,000 note payable has a conversion feature for which the Company recognized $50,000 to interest expense during the year ended December 31, 2005 as a result of the beneficial conversion feature. As of December 31, 2005, the unamortized portion of $3,500 is included in prepaid expenses in the accompanying consolidated balance sheet. In addition, $1,500 has been charged to interest expense for the year ended December 31, 2005 in the accompanying consolidated statement of operations.

Also, as part of the November 2005 Loan agreement, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance. The fair value of the warrant amounts to $2,300 based on the Black-Scholes pricing model and will be amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	4.5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

As of December 31, 2005, the unamortized portion of $1,600 is included in prepaid expenses in the accompanying consolidated balance sheet. In addition, $700 has been charged to interest expense for the year ended December 31, 2005 in the accompanying consolidated statement of operations.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $3,374 and $310,125 for 2005 and 2004, respectively. This gain was the result of our determination that these amounts were not owed for these obligations in 2005 and 2004 or were obtained through negotiations with our vendors and were legally released from these agreements in the corresponding year.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

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

NOTE 13 – RESTATEMENT

The Company erroneously did not record interest expense in the amount of $65,000 from the beneficial conversion feature of convertible promissory notes entered into in July 2005 and November 2005. In addition, the Company did not record interest expense of $600,000 from the beneficial conversion feature of a convertible promissory note entered into in 2004. Also, the Company erroneously did not record interest expense from the amortization of warrants issued as compensation and the amortization of the value of common stock to be issued as an inducement at the maturity of a promissory note entered into in November 2005.

This created a restatement of interest expense from $1,538, as originally filed, to $68,738 and $97,279, as originally filed, to $697,279 on the amended consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively. In addition, prepaid expenses have been restated to $9,267 from $ 4,167, notes payable to stockholders to $255,000 from $250,000 due to the valuation of warrants; additional paid-in capital to $37,397,104 from $36,729,804 and accumulated deficit to $37,598,720 from $36,931,520 on the December 31, 2005 consolidated balance sheet.