Form 10QSB/A
period 2006-03-31
INVERTED PARADIGMS CORP
filed 2007-02-09
CIK 1062720

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

11523 Palm Brush Tr. # 341

Lakewood Ranch, FL 34202

941 - 926 6180

(Address and telephone number of

principal executive offices)

1800 2nd Street East, Suite 735

Sarasota, Florida 34326

(941) 256-0436

(Former name or former address, if changed since last report)

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006 (the “Original March 2006 Form 10-QSB”), primarily to expand Management’s Discussion and Analysis or Plan of Operations, to correct an error in recording stock issued as compensation, interest expense as a result of the issuance of common stock and warrants in connection with promissory notes and to correct the resulting effects upon additional paid in capital, accumulated deficit, and capital deficiency.

Actual Changes in the Original March 2006 Form 10-QSB. The actual changes in the Original March 2006 Form 10-QSB included in this Amendment No. 1 are amendments to (a) amended and restated Consolidated Balance Sheet as of March 31, 2006, (b) amended and restated Consolidated Statement of Operations for the three months ended March 31, 2006, (c) amended and restated Consolidated Statement of Cash Flow for the three months ended March 31, 2006, (d) additional disclosure of significant accounting policies in Note 3, (e) additional or updated disclosures in Notes 3, 4, 6, 7, 8 and 9, (f) a new Note 11 discussing the restatement, and (g) additional discussions concerning cash requirements in Management’s Discussion and Analysis.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original March 2006 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2006
(As restated)
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,371
Prepaid expenses	34,123

Total current assets	217,494
Property and equipment, net	12,270
Intangible asset	119,956
Deposits	690

Total assets	$350,410

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$111,053
Other current liabilities	80,699
Notes payable to shareholders	513,775

Total current liabilities	705,527
Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,319,750 shares issued and outstanding	24,320
Additional paid-in capital	37,568,384
Accumulated deficit	(37,947,821)

Total stockholders’ equity (capital deficiency)	(355,117)

Total liabilities and stockholders’ equity (capital deficiency)	$350,410

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the three months ended March 31,
	2006	2005
	(As restated)
	Unaudited	Unaudited
Net sales	$—	$32,016
Cost of sales	—	27,004

Gross profit	—	5,012
Operating expenses:
Sales and marketing	—	4,656
General and administrative (inclusive of non-cash stock-based employee compensation of $51,990 and $153,373 in the three months ended March 31, 2006 and 2005)	340,484	499,235
Technology and content	726	12,578
Depreciation and amortization	169	320

Total operating expenses	341,379	516,189

Loss from continuing operations	(341,379)	(511,777)
Other income (expense):
Interest income	242	272
Interest expense	(7,964)	—

Other income, net	(7,722)	272

Net loss from continuing operations	(349,101)	(511,505)

Loss from discontinued operations	—	(4,249)

Net loss	$(349,101)	$(515,754)

Net loss per share from continuing operations – basic and diluted	$(0.02)	$(0.04)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)

Weighted average shares used in calculating basic and diluted loss per share	20,615,397	12,894,729

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
	(As restated)
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(349,101)	$(515,754)
Adjustments to reconcile net loss to cash used in operations:
Amortization of deferred stock-based employee compensation	15,740	153,373
Gain on extinguishment of debt	(2,931)	(2,674)
Amortization of stock issued for services	36,250	245,250
Stock issued to directors for services	28,000	—
Stock issued to vendors for services	4,496	—
Depreciation and amortization	169	320
Interest expense	6,763
(Increase) decrease in assets:
Investments	—	35,000
Inventories	—	48,172
Prepaid expenses	(17,396)	(517)
Other assets	(510)	800
Increase (decrease) in liabilities:
Accounts payable	(25,545)	(69,294)
Other current liabilities	41,476	10,596

Net cash used in continuing operating activities	(262,589)	(94,728)

Net cash used in discontinued operations	—	(10,752)

Net cash used in operating activities	(262,589)	(105,480)

Cash flows from investing activities:
Purchase of property and equipment	(12,439)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—
Proceeds from disposition of property and equipment	—	500

Net cash provided by in investing activities:	26,455	500

Cash flows from financing activities:
Payments on capital lease	—	(9,915)
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	250,000	(9,915)

Net increase (decrease) in cash and cash equivalents	13,866	(114,895)

Cash and cash equivalents, beginning of period	169,505	248,729

Cash and cash equivalents, end of period	$183,371	$133,834

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$—

Supplemental schedule of noncash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with Silent Sword software	$150,000	$—

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $38,000,000 as of March 31, 2006. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies – As Restated

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Summary of Significant Accounting Policies – As Restated, Continued

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition. Revenue was earned by the Company from the sale of golf equipment and related accessories through its online retail store and its retail location which was closed in February 2005. Online merchandise revenue was recognized upon the shipment of the merchandise, which accrued only after credit card authorization was obtained. Customers were allowed to return items for credit within 14 days of purchase. The Company provided for estimated returns at the time of shipment based on historical data. For the three months ended March, 31, 2006 and 2005, no allowance for returns was recorded because the estimated amounts were immaterial.

Upon the roll-out of Silent Sword™, we will recognize revenue from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

The Company recognizes revenues on a gross basis when the goods are shipped to the end user. The Company uses the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company is the primary obligor in the transaction and is obligated to pay the supplier for work performed regardless of whether the customer accepts the product.”

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website. Website design costs are expensed as incurred and are included in technology and content expense in the accompanying consolidated statements of operations.

Software Development Costs - The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software. All other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Asset Purchase – As Restated

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

Management is currently evaluating the allocation of the purchase price between software costs and trademarks. The software costs will be amortized over a period of three years and the trademarks will not be amortized, but evaluated for impairment under the guidance of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. In addition, there was no research and development purchased by the Company. Prior to the Company’s purchase, the software had been designed, coded and tested to meet the technological feasibility requirements of Statements of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. The software had previously been sold and was being used by over 800 customers prior to being purchased by the Company. Management decided to perform additional work on the software before releasing a new version. The version purchased by the Company has not been released for sale. An updated version will be released in the third quarter of 2006 as Silent Sword Version 2.0. Additional versions will be developed for future releases.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Stockholders’ Equity – As Restated

Secured Promissory Note. On March 9, 2006 (the “March 2006 Loan”), we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11% per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares is valued at $13,500 and will be amortized over the length of the loan. For the three months ended March 31, 2006, $1,688 has been expensed, with the unamortized portion of $11,812 included in current assets in the accompanying consolidated balance sheet. Also, as part of this transaction, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance. The fair value of the warrant amounts to $5,400 based on the Black-Scholes pricing model and will be amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

In addition, $675 has been amortized in the three months ended March 31, 2006.

Following is a summary of the impact on our consolidated balance sheet and statement of operations relating to our outstanding warrants and restricted shares issued in connection with our debt:

Description	Expense for the Three Months Ended March 31, 2006	Unamortized Portion at March 31, 2006
November 2005 Loan shares	$3,000	$500
November 2005 Loan warrants	1,400	200
March 2006 Loan shares	1,688	11,812
March 2006 Loan warrants	675	4,725

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000
2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—
	Convertible Notes payable warrants	744,505	1.50	June 2006
2004	Notes payable warrants	50,000	0.92	None
2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007
2005	Broker warrants	50,000	0.50	Dec. 2008
2006	Broker warrants	50,000	0.50	Mar. 2009

	Total warrants outstanding	6,669,996

	Total proceeds from warrants exercised				$63,000

Note 7 – Restricted Stock Based Compensation – As Restated

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. The Company has not historically granted stock options to employees. However, for the three months ended March 31, 2006, total equity-based compensation of approximately $15,700 was included in operating expense, resulting from the amortization of previously issued restricted stock awards. In connection with these awards, unrecognized equity-based compensation was approximately $42,000 at March 31, 2006, which is expected to be fully amortized by December 31, 2006. In addition, the Company expensed $40,000 of restricted stock awards resulting from a grant of 250,000 shares of restricted stock, as described below.

Restricted Stock

During the three months ended March 31, 2006, the Company granted the following shares of restricted stock as compensation:

•	600,000 shares were issued to four board members to satisfy $28,000 of previously accrued compensation. These shares have a weighted average grant date fair value of approximately $0.05.

•

250,000 shares were issued to our former CEO as severance payment. These shares have a weighted average grant date fair value of approximately $40,000. This amount has been fully expensed during the three months ended March 31, 2006.

Note 8 – Commitments and Contingencies – As Restated

Employment Agreement. On February 23, 2006 we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year.

Settlement Agreement. On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement that called for a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised for the Company. The settlement expense of $100,000 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2006 with the unpaid portion of $75,000 included in other current liabilities in the accompanying consolidated balance sheet as of March 31, 2006.

Note 9 – Extinguishment of Debt – As Restated

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $2,931 for the three months ended March 31, 2006 and recorded this amount as a reduction to selling, general and administrative expense in the consolidated statements of operations.

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

Note 11 – Restatement

The Company erroneously did not record interest expense from the amortization of warrants issued as compensation and the amortization of the value of common stock to be issued as an inducement at the maturity of a promissory note entered into in November 2006 and March 2006. Also, the Company revalued stock issued as compensation in March 2006.

This created a restatement of interest expense from $1,876, as originally filed, to $7,964 and a restatement of general and administrative expense from $307,165, as originally filed, to $343,415 on the amended consolidated statement of operations for the three months ended March 31, 2006.

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

If additional capital is raised, we plan to use the capital to further enhance our software, increase marketing, and accelerate our ability to reach the retail market by selling our product in retail stores. We currently are planning to sell our software exclusively on our website. Additional capital would allow us to pay for packaging and distribution of our software in a compact disc format.

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

Comparison of the three months ended March 31, 2006 and March 31, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)
Net sales	$—	$32,000
Cost of sales	—	27,000
Operating expenses	341,400	516,700
(Gain) Loss on Discontinued Operations	—	4,200

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

Operating Expenses

Operating expenses were approximately $341,000 in 2006, a decrease of 34% from approximately $516,700 in 2005. In 2005, a $245,250 non-cash expense was recorded for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. The compensation was 1,800,000 shares of common stock and the prepaid expense was fully amortized as of May 30, 2005.

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

By:	/s/ Steven Weldon	February 8, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

By:	/s/ Dwight Day	February 8, 2007
Name:	Dwight Day	(Date)
Title:	Director

By:	/s/ William Parsons	February 8, 2007
Name:	William Parsons	(Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Stock purchase agreement with Ischian Holdings, Ltd. dated April 3, 2006

10.2	Investment advisory agreement with Galileo Asset Management, SA dated March 6, 2006

10.3	Consulting agreement with Brunswick Growth Ventures, LLC date February 3, 2006

10.4	Settlement agreement with Dennis Rush dated February 9, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.