Form 10QSB/A
period 2006-06-30
INVERTED PARADIGMS CORP
filed 2007-02-09
CIK 1062720

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

1800 2nd Street East, Suite 735

Sarasota, Florida 34326

(941) 256-0436

(Former address and telephone number of principal executive offices)

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the “Original June 2006 Form 10-QSB”), primarily to expand Management’s Discussion and Analysis or Plan of Operations, to correct an error in recording stock issued as compensation, interest expense as a result of the issuance of common stock and warrants in connection with promissory notes, and to correct the resulting effects upon additional paid in capital, accumulated deficit and capital deficiency.

Actual Changes in the Original June 2006 Form 10-QSB. The actual changes in the Original June 2006 Form 10-QSB included in this Amendment No. 1 are amendments to (a) amended and restated Consolidated Balance Sheet as of June 30, 2006, (b) amended and restated Consolidated Statement of Operations for the three and six months ended June 30, 2006, (c) amended and restated Consolidated Statement of Cash Flow for the six months ended June 30, 2006, (d) additional or updated disclosures in Notes 4, 6, 7 and 9, and (e) a new Note 11 discussing the restatement.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-QSB document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original June 2006 Form 10-QSB) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2006
(As restated)
(unaudited)
Assets
Current assets:
Cash	$58,200
Prepaid expenses	17,973

Total current assets	76,173

Property and equipment, net	18,888
Intangible asset	119,956
Deposits	510

Total assets	$215,527

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$123,824
Accrued expenses	53,061
Notes payable to stockholders	515,800

Total current liabilities	692,685

Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 62,260,927 shares issued and outstanding	30,261
Additional paid-in capital	37,988,133
Accumulated deficit	(38,495,552)

Total stockholders’ equity (capital deficiency)	(477,158)

Total liabilities and stockholders’ equity (capital deficiency)	$215,527

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As restated)		(As restated)
Net sales	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Sales and marketing	17,202	—	17,202	—
General and administrative expenses (inclusive of non-cash stock-based employee compensation of $15,740 and $117,635 and $67,731 and $271,008 for the three and six months ended June 30, 2006 and 2005, respectively)	493,771	372,307	835,249	845,135
Technology and content	10,598	—	10,598	—
Depreciation and amortization	1,039	—	1,208	—

Total operating expenses	522,610	372,307	864,257	845,135

Loss from continuing operations	(522,610)	(372,307)	(864,257)	(845,135)

Other income (expense):
Interest income	98	1,101	213	1,373
Interest expense	(24,302)	—	(33,081)	—

Other income, net	(24,204)	1,101	(32,868)	1,373

Net loss from continuing operations	(546,814)	(371,206)	(897,125)	(843,762)
Gain (loss) from discontinued operations	(761)	(5,102)	293	(48,300)

Net loss	$(547,575)	$(376,308)	$(896,832)	$(892,062)

Weighted average common shares outstanding	28,439,983	12,894,729	24,527,690	12,894,729

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(As restated)
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(896,832)	$(892,062)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	31,481	271,008
Amortization of stock issued for services	36,250	408,750
Consulting fee paid by investor	75,000	—
Stock issued to directors for services	28,000	—
Stock issued to vendors for services	4,495	—
Depreciation and amortization	1,208	—
Interest expense	14,552	—
(Increase) decrease in assets:
Prepaid expenses	(7,058)	—
Other assets	(330)	—
Increase (decrease) in liabilities:
Accounts payable	12,179	19,263
Accrued expenses	6,886	24,000

Net cash used in continuing operating activities	(694,169)	(169,041)
Net cash used in discontinued operations	(27,884)	(4,574)

Net cash used in operating activities	(722,053)	(173,615)

Cash flows from investing activities:
Purchase of property and equipment	(18,946)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—

Net cash provided by continuing investing activities	19,948	—
Net cash provided by discontinued investing activities	—	500

Net cash provided by investing activities	19,948	500

Cash flows from financing activities:
Fees paid to issue convertible note	—	(3,000)
Fees paid to issue common stock	(44,200)	—
Proceeds from issuing restricted stock	385,000	—
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	590,800	(3,000)
Net cash used in discontinued financing activities	—	(9,915)

Net cash provided by (used in) financing activities	590,800	(12,915)

Net decrease in cash and cash equivalents	(111,305)	(186,030)

Cash, beginning of period	169,505	248,729

Cash, end of period	$58,200	$62,699

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$150,000	$—

Accrued fees in connection with issuance of common stock	$5,850	$—

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $38,500,000 as June 30, 2006. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Stockholders’ Equity (Capital Deficiency) – As Restated

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

Note 6 – Stockholders’ Equity (Capital Deficiency) – As Restated, Continued

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

Secured Promissory Note. On March 9, 2006, we sold in a private placement, unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 6, 2006 at a rate of 11% per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $13,500 and will be amortized over the length of the loan. For the three and six months ended June 30, 2006, $5,064 and $6,752 have been expensed in the Statement of Operations, respectively.

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

In addition, $2,025 and $2,700 has been amortized and changed to interest expense during the three and six months ended June 30, 2006, respectively.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Stockholders’ Equity, (Capital Deficiency) – As Restated, Continued

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April-May 2007

2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000

2002	Class B warrants	1,220,000	1.50	April - May 2007

2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Warrants	300,000	0.045	Apr. 2011

2006	Warrants	294,118	0.085	May 2011

2006	Class A warrants	2,941,177	0.25	May 2011

2006	Class B warrants	2,941,177	0.35	May 2011

	Total warrants outstanding	12,401,963

	Total proceeds from warrants exercised				$63,000

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. The Company has not historically granted stock options to employees. However, for the six months ended June 30, 2006, total equity-based compensation of approximately $31,400 was included in operating expense, resulting from the amortization of previously issued restricted stock awards. In connection with these awards, unrecognized equity-based compensation was approximately $26,200 at June 30, 2006, which is expected to be fully amortized by December 31, 2006. In addition, the Company expensed $40,000 of restricted stock awards resulting from a grant of 250,000 shares of restricted stock, as described below.

Restricted Stock

During the six months ended June 30, 2006, the Company granted the following shares of restricted stock as compensation:

•	600,000 shares were issued to four board members to satisfy $28,000 of previously accrued compensation. These shares have a weighted average grant date fair value of approximately $0.05.

•

250,000 shares were issued to our former CEO as severance payment. These shares have a weighted average grant date fair value of approximately $40,000. This amount has been fully expensed during the six months ended June 30, 2006.

All of the above shares vested immediately upon issuance.

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

Note 9 – Extinguishment of Debt – As Restated

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $2,931 for the three and six months ended June 30, 2006 and recorded this amount as a reduction to selling general and administrative expense in the consolidated statement of operations.

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

Note 11 – Restatement

The Company erroneously did not record interest expense for the amortization of warrants issued as compensation and the amortization of the value of common stock to be issued as an inducement at the maturity of a promissory note entered into in November 2006 and March 2006. Also, the Company revalued stock issued as compensation in March 2006.

This created a restatement of interest expense from $18,538, as originally filed, to $24,302 on the amended consolidated statement of operations for the quarter ended June 30, 2006 and a restatement of interest expense from $21,229, as originally filed, to $33,081 and a restatement of general and administrative expense from $798,999, as originally filed, to $835,249 for the six months ended June 30, 2006.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As restated)		(As restated)
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Operating Expenses	522,600	372,300	864,200	845,100
Interest (Income) Expense	24,200	(1,100)	32,900	(1,400)
Discontinued operations	(800)	(5,100)	300	(48,300)

Net Loss	$(547,600)	$(376,300)	$(896,800)	$(892,000)

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

Operating Expenses. Operating expenses increased approximately $150,300 to $522,600 from $372,300 for the same period in 2005. This increase can be attributed to costs associated with hiring additional employees, investor relations and marketing of our new product.

Interest Income and Expense. In 2006, we had interest expense of approximately $24,200 from notes payable. There were no notes payable in 2005 and we earned interest of approximately $1,100 from bank interest on cash accounts.

Discontinued Operations. In June 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005.

Net Loss. Net loss for 2006 was approximately $548,000 compared to $376,300 for 2005. The increase in our net loss was a result of increased selling, general and administrative expenses and interest expense incurred by us in 2006.

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

Operating Expenses. Operating expenses increased approximately $19,100 to $864,200 from $845,100 for the same period in 2005. The additional increase in costs are associated with hiring additional employees, investor relations and marketing of our new product.

Interest Income and Expense. In 2006, we had interest expense of approximately $33,000 from notes payable. There were no notes payable in 2005 and we earned interest of approximately $1,400 from bank interest on cash accounts.

Discontinued Operations. In June 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005. The gain in 2006 is attributed to the settlement of accounts with vendors.

Net Loss. Net loss for 2006 was approximately $897,000 compared to $892,000 for 2005. The decrease in our net loss was attributed to a non-cash expense of $408,750 for the amortization of a prepaid expense recorded in connection with an investment banking commitment retaining PanAmerica Capital Group, Inc. to assist the Company in all financial activities of the Company. We also had increases in selling, general and administrative expenses and interest expense in 2006.

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

By:	/s/ Steven Weldon
Name:	Steven Weldon	(Date) February 8, 2007
Title:	Chief Financial Officer

By:	/s/ Dwight Day
Name:	Dwight Day	(Date) February 8, 2007
Title:	Director

By:	/s/ William Parsons
Name:	William Parsons	(Date) February 8, 2007
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.