Form 10QSB/A
period 2006-09-30
INVERTED PARADIGMS CORP
filed 2007-02-09
CIK 1062720

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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for its fiscal quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 20, 2006 (the “Original September 2006 Form 10-QSB”), to correct an error in recording stock issued as compensation, interest expense as a result of the issuance of common stock and warrants in connection with promissory notes and to correct the resulting effects upon additional paid in capital, accumulated deficit and capital deficiency.

Actual Changes in the Original September 2006 Form 10-QSB. The actual changes in the Original September 2006 Form 10-QSB included in this Amendment No. 1 are amendments to (a) amended and restated Consolidated Balance Sheet as of September 30, 2006, (b) amended and restated Consolidated Statement of Operations for the three and nine months ended September 30, 2006, (c) amended and restated Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, (d) additional or updated disclosures in Notes 9 and 10, and (e) a new Note 11 discussing the restatement.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-QSB

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2006
(As restated) (unaudited)
Assets

Current assets:
Cash	$1,136
Prepaid expenses	12,624

Total current assets	13,760

Property and equipment, net	17,513
Intangible asset, net	110,376
Deposits	785

Total assets	$142,434

Liabilities and Stockholders’ Equity (Capital Deficiency)

Current liabilities:
Accounts payable	$197,240
Accrued expenses	257,805
Notes payable to stockholders	517,825

Total current liabilities	972,870

Stockholders’ equity (capital deficiency):
Common stock, $0.001 par value, 100,000,000 shares authorized, 68,215,759 shares issued and outstanding	32,288
Additional paid-in capital	(38,196,844)
Accumulated deficit	(39,059,568)

Total stockholders’ equity (capital deficiency)	(830,436)

Total liabilities and stockholders’ equity (capital deficiency)	$142,434

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(As restated)		(As restated)
Net sales	$320	$—	$320	$—

Cost of sales	115	—	115	—

Gross profit	205	—	205	—

Operating expenses
Sales and marketing	12,970	—	30,172	—
General and administrative expenses (inclusive of non-cash stock-based employee compensation of $15,740 and $28,121 and $83,468 and $429,430 for the three and nine months ended September 30, 2006 and 2005, respectively)	519,038	134,838	1,354,287	979,972
Technology and content	1,953	—	12,551	—
Depreciation and amortization	10,956	—	12,164	—

Total operating expenses	544,917	134,838	1,409,174	979,972

Loss from continuing operations	(544,712)	(134,838)	(1,408,969)	(979,972)

Other income (expense):
Interest income	—	298	213	1,671
Interest expense	(19,305)	(15,357)	(52,386)	(15,357)

Other income, net	(19,305)	(15,059)	(52,173)	(13,686)

Net loss from continuing operations	(564,017)	(149,897)	(1,461,142)	(993,658)

Income (loss) from discontinued operations	—	(12,350)	293	(60,651)

Net loss	$(564,017)	$(162,247)	$(1,460,849)	$(1,054,309)

Weighted average common shares outstanding	26,328,406	12,894,729	24,527,690	12,894,729

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.07)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(As restated) (unaudited)	(unaudited)
Operating activities:

Net loss	$(1,460,849)	$(1,054,309)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	47,219	299,129
Amortization of stock issued for services	56,250	408,750
Consulting fee paid by investor	75,000	—
Stock issued to directors for services	28,000	24,000
Stock issued to vendors for services	154,495	—
Depreciation and amortization	12,163	—
Interest expense	22,161	15,000
(Increase) decrease in assets:
Prepaid expenses	(7,293)	(2,725)
Other assets	(605)	—
Increase (decrease) in liabilities:
Accounts payable	85,596	79,586
Accrued expenses	217,480	7,069

Net cash used in continuing operating activities	(770,383)	(223,500)
Net cash used in discontinued operations	(27,884)	10,332

Net cash used in operating activities	(798,267)	(213,168)

Cash flows from investing activities:
Purchase of property and equipment	(18,946)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—

Net cash provided by continuing investing activities	19,948	—
Net cash provided by discontinued investing activities	—	500

Net cash provided by investing activities	19,948	500

Cash flows from financing activities:
Fees paid to issue convertible note	—	(3,000)
Fees paid to issue common stock	(50,050)
Proceeds from issuing restricted stock	410,000	—
Proceeds from notes payable to stockholders	250,000	—

Net cash provided by (used in) financing activities	609,950	(3,000)
Net cash used in discontinued financing activities	—	(9,915)

Net cash provided by (used in) financing activities	609,950	(12,915)

Net decrease in cash and cash equivalents	(168,369)	(225,583)

Cash, beginning of period	169,505	248,729

Cash, end of period	$1,136	$23,146

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$150,000	$—

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

Notes to Consolidated Financial Statements (unaudited)

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

Note 5 – Discontinued Operations, continued

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

Note 6 – Stockholders’ Equity (Capital Deficiency)

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

payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $13,500 and will be amortized over the length of the loan. During the three and nine months ended September 30, 2006, $5,064 and $11,814, respectively, was included in interest expense in our consolidated statements of operations.

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

In addition, $2,025 and $4,725 has been amortized and changed to interest expense during the three and nine months ended September 30, 2006, respectively.

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date	Net Proceeds
2002	Class A warrants	1,220,000	$1.00	April- May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00		$63,000

		997,000

‘2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Warrants	300,000	0.045	April 2011
2006	Warrants exercised	(300,000)	0.045		(1)

		—

2006	Warrants	294,118	0.085	May 2011
2006	Warrants exercised	(294,118)	0.085		(1)

		—

2006	Class A warrants	2,941,177	0.25	May 2011

2006	Class B warrants	2,941,177	0.35	May 2011

	Total warrants outstanding	11,807,845

	Total proceeds from warrants exercised				$63,000

(1)	Cashless exercise

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

Note 9 – Extinguishment of Debt – As Restated

The Company had $8,431 of certain accounts payable that the Company was able to settle with the vendor for $5,500. Therefore, the Company recognized a gain on the extinguishment of debt in the amount of $0 and $2,931 for the three and nine months ended September 30, 2006 and recorded those amounts as a reduction to selling general and administrative expense in the consolidated statement of operations.

Note 10 – Subsequent Events – As Restated

Advance From Stockholders. The Company entered into two convertible note agreements on November 8, 2006 for a total of $26,618. The notes are payable in ninety days with an interest rate of 12%. Both notes are convertible at anytime by the lender or note holders. Also, each note holder will receive 150,000 share of restricted common stock as compensation. These notes remain unpaid at February 8, 2007 and the Company expects to default on the notes.

Note 11 – Restatements

The Company adjusted the value of common stock to be issued as an inducement for entering into a promissory note. As a result the corresponding amortization of the shares increased.

This created a restatement of interest expense from $14,661, as originally filed, to $19,305 on the amended consolidated statement of operations for the quarter ended September 30, 2006 and a restatement of interest expense from $41,550, as originally filed, to $52,386 for the nine months ended September 30, 2006.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	As restated		As restated
Revenue	$300	$—	$300	$—
Cost of revenue	100	—	100	—
Operating expense	544,900	134,800	1,409,200	980,000
Other income (expense)	(19,300)	(15,000)	(52,200)	(13,700)
Discontinued operations	—	(12,400)	300	(60,600)

Net Loss	$(564,000)	$(162,200)	$(1,460,900)	$(1,054,300)

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

Net Loss. Net loss for 2006 was approximately $564,000. The increase in our net loss was a result of increased operating expenses incurred by us in 2006.

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

Other Income (Expense). In 2006, we had additional interest expense of approximately $38,500 from notes payable.

Discontinued Operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005. The income in 2006 is attributed to the settlement of liabilities with certain vendors.

Net Loss. Net loss for 2006 increased approximately $406,600. The increase in our net loss was a result of increased operating expenses and interest expense incurred by us in 2006.

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

By:	/s/ Charles Wernicke	February 8, 2007
Name:	Charles Wernicke	(Date)
Title:	Chief Technology Officer and Director

By:	/s/ Steven Weldon	February 8, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

By:	/s/ William Parsons	February 8, 2007
Name:	William Parsons	(Date)
Title:	Director

By:	/s/ Dwight Day	February 8, 2007
Name:	Dwight Day	(Date)
Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.