Form 10KSB/A
period 2005-12-31
INVERTED PARADIGMS CORP
filed 2007-05-21
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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
1583 E. Silver Star Rd. #346
Ocoee, Florida 34761
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

EXPLANATORY NOTE

Inverted Paradigms Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006 (the “Original December 2005 Form 10-KSB”) include dates on Exhibits 31 and 32 not included on Amendment No.1 of the Annual Report on Form 10-KSB for its fiscal year ended December 31, 2005 and filed with Securities and Exchange Commission on February 9, 2007.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

FORM 10-KSB

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

    Restricted Stock Plan Distribution Committee. The Restricted Stock Plan Distribution Committee selects eligible persons to receive restricted stock awards under the Company’s 2003 Restricted Stock Plan, determines the number of restricted stock awards to be granted - the number of shares of common stock to which such restricted stock awards will relate, specifies times at which restricted stock awards will be vested, sets other terms and conditions of restricted stock awards, prescribes forms of restricted stock award agreements, interprets and specifies rules and regulations relating to the 2003 Restricted Stock Plan, and makes all other determinations that may be necessary or advisable for the administration of the 2003 Restricted Stock Plan. Members of our Restricted Stock Plan Distribution Committee include Messrs. York, Day and Parsons.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3, 4 and 5, and amendments to these forms furnished to us, each of the following parties, who are subject to the reporting requirements of Section 16(a) of the Exchange Act, were delinquent in filing all such required reports with respect to fiscal year 2005:

Skip McElvery - Mr. McElvery failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Larry Abraham - Mr. Abraham failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

Dwight Day - Mr. Day failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

William Parsons - Mr. Parsons failed to file a Form 4 regarding shares received as compensation for his service on the Board of Directors.

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
________________________
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

31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(8)

*	Filed Herewith

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865)

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).

(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/01/03) (No. 000- 27131).

(5)	Incorporated by reference to Exhibit 10.3 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).

(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).

(7)	Incorporated by reference to Exhibit 21.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).

(8)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (filed 2/27/06) (No. 000-27131).

(10)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (filed 2/02/06) (No. 000-27131).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$48,000	$46,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	7,500	8,123
Subtotal	$55,500	$54,623
All other Fees(4)	-0-	-0-

Total	$55,500	$54,623
_________________________
(1)
Audit Fees - Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)
Audit-Related Fees - There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

(3)
Tax Fees - Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2004. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2005 to be approximately $7,500.

(4)	All Other Fees - There were no other fees billed by during the last two fiscal years for products and services provided.

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

INVERTED PARADIGMS CORPORATION

Dated: May 16, 2007
	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INVERTED PARADIGMS CORPORATION

Dated: May 16, 2007
	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer and Chief Financial Officer

	By:	/S/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/S/ William Parsons
	Name:	William Parsons
	Title:	Director

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (As Restated)
For the years ended December 31, 2005 and 2004

	2005	2004
Net sales	$33,391	$909,272
Cost of sales	27,004	759,704
Gross profit	6,387	149,568

Operating expenses:
Sales and marketing	182,326	104,942
General and administrative (inclusive of non-cash stock-based employee compensation of $314,867 and $572,324 in the years ended December 31, 2005 and 2004)	1,132,404	2,058,939
Technology and content	20,549	58,478
Write down of impaired assets	2,666	10,809
Depreciation and amortization	1,920	16,034
Total operating expenses	1,339,865	2,249,202
Loss from operations	(1,333,478)	(2,049,634)

Other income (expense):
Interest income	1,737	1,931
Interest expense	(68,738)	(697,279)
Other	(16,263)	—
Net other (expense) income	(83,264)	(695,348)
Net loss from continuing operations	(1,416,742)	(2,794,982)
Gain (loss) from discontinued operations	13,200	(306,094)
Net loss	(1,403,542)	$(3,101,076)
Net loss per share from continuing operations - basic	$(0.11)	$(0.25)
Net loss per share from discontinued operations - basic	$(0.00)	$(0.03)
Weighted average shares used in calculating basic loss per share	13,004,154	11,373,354

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

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - AS RESTATED

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
Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Stock issued to non-employees is accounted for under the provisions of

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NOTE 3 - BASIS OF PRESENTATION - AS RESTATED

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

NOTE 4 - DISCONTINUED OPERATIONS - AS RESTATED

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

NOTE 4 - DISCONTINUED OPERATIONS (CONTINUED) - AS RESTATED

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

NOTE 5 - LOAN RECEIVABLE

During 2005, the Company loaned Delta Insights, LLC the principal sum of $10,000. The loan bears interest at 10%, was due and paid in full on January 18, 2006. Subsequent to the issuance of the loan, the Company closed a significant software purchase with the borrower. See Note 12.

NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2005:

Accrued payroll	$12,537
Accrued interest	977
Accrued director fees	24,000
Other	2,811
$40,325

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

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

NOTE 8- INCOME TAXES-AS RESTATED

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8- INCOME TAXES (CONTINUED)-AS RESTATED

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

NOTE 9- STOCKHOLDER’S EQUITY - AS RESTATED

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9- STOCKHOLDER’S EQUITY (CONTINUED) - AS RESTATED

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

NOTE 9- STOCKHOLDER’S EQUITY, CONTINUED

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

NOTE 10- RESTRICTED STOCK BASED COMPENSATION

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

NOTE 12 - SUBSEQUENT EVENTS

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

NOTE 13 - RESTATEMENT

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