Form 10QSB
period 2007-03-31
INVERTED PARADIGMS CORP
filed 2007-08-20
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

2203 North Lois Avenue, Suite 929

Tampa, FL 33607

(813) 600-4081

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 15, 2007 was 37,645,143 and there are approximately 1,000 stockholders of record.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

INVERTED PARADIGMSCORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (unaudited)

March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$957
Property and equipment, net	14,761
Prepaids	12,083
Deposits	260

Total assets	$28,061

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$242,118
Other current liabilities	357,207
Notes payable – stockholders	633,155

Total current liabilities	1,232,480

Stockholders’ equity
Common stock, $0.001 par , 100,000,000 shares authorized, 37,645,143 shares issued and outstanding	37,644
Additional paid-in capital	38,599,353
Accumulated deficit	(39,841,416)

Total capital deficiency	(1,204,419)

Total liabilities and stockholders’ equity	$28,061

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

For the three months ended March 31, 2007 and 2006

	2007	2006
Net sales	$160	$—
Cost of sales	205	—

Gross loss	(45)	—

General and administrative expenses	97,171	342,432

Loss from continuing operations	(97,171)	(342,432)

Other income (expense):
Interest income	—	242
Interest expense	(31,282)	(7,964)

Other expense, net	(31,282)	(7,722)

Net loss from continuing operations	(128,498)	(350,154)

Income from discontinued operations	—	1,053

Net loss	$(128,498)	$(349,101)

Net loss per share from continuing operations – basic and diluted	$(0.00)	$(0.02)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	37,645,143	20,615,397

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flow from operating activities:
Net loss	$(128,498)	$(349,101)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	—	15,740
Amortization of stock issued for services	—	36,250
Consulting fee paid by investor	—	28,000
Stock issued to directors for services	—	36,000
Stock issued to vendors for services	—	4,496
Depreciation and amortization	1,376	169
Interest expense	2,417	6,763
Change in operating assets and liabilities:
Other current assets	20,981	(17,396)
Other assets	—	(510)
Accounts payable	64,555	(19,334)
Accrued expenses	38,736	41,476

Net cash used in continuing operating activities	(433)	(253,447)
Net cash used in discontinued operating activities	—	(9,142)

Net cash used in operating activities	(433)	(262,589)

Cash flows from investing activities:
Purchase of property and equipment	—	(12,439)
Cash acquired in connection with Silent Sword	—	28,894
Proceeds from collection of loan receivable	—	10,000

Net cash provided by continuing investing activities	—	26,455
Net cash provided by discontinued investing activities	—	—

Net cash provided by investing activities	—	26,455

Cash flows from financing activities:
Proceeds from notes payable to stockholders	—	250,000

Net cash provided by continuing financing activities	—	250,000
Net cash used in discontinued financing activities	—	—

Net cash provided by financing activities	—	250,000

Net (decrease) increase in cash and cash equivalents	(433)	13,866

Cash, beginning of period	1,390	169,505

Cash, end of period	$957	$183,371

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$—	$150,000

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $39,800,000 as of March 31, 2007. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Organization

Reporting Entity. Inverted Paradigms Corporation (“Inverted Paradigms” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the businesses of developing and selling our antivirus software called Silent SwordTM.

Name Change. On April 28, 2006 a majority of the stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Inverted Paradigms Corporation and its three wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

Revenue Recognition. Revenue is earned by the Company from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

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

Description	Estimated Useful Lives
Computers and Equipment	3-5 years
Furniture and fixtures	5 years
Software	3 years

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

In June 2006, The FASB issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Summary of Significant Accounting Policies, Continued

The Company adopted FIN 48 effective January 1, 2007. The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

Stock-Based Compensation.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value.

Website Design Costs. Website design costs include direct costs incurred by the Company to develop and enhance the Company’s website.

Software Development Costs – The Company capitalizes software development costs incurred to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No.142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software. All other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 4 – Notes Payable – Stockholders

Notes payable – Stockholders are summarized as follows as of March 31, 2007:

December 2005—Unsecured promissory note payable for $200,000, interest at 11%, maturity date is April 2006. As additional consideration, 50,000 shares of stock will be delivered at maturity (Note 5).	$200,000

March 2006—Unsecured promissory note payable for $250,000, interest at 11%, maturity date is October 2006. As additional consideration, 50,000 shares of stock will be delivered at maturity (Note 5).	250,000

July 2006—Unsecured, non-interest bearing, promissory note payable for $20,000, maturity date is August 2006.	20,000

November 2006—Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date is February 2007 As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	13,309

November 2006—Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date is February 2007 As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	13,309

November 2006—Unsecured promissory note payable for $50,000, interest at 12%, maturity date is May 2007. As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	50,000

March 2006—Unsecured promissory note payable for $20,037, interest at 10%, maturity date is March 2008. As additional consideration, 250,000 shares of stock will be delivered at maturity (Note 5).	22,037

Total notes payable	568,655

Common stock payable at maturity of various promissory notes	65,500

Total	$633,155

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Stockholders’ Equity

2007 Promissory Notes. On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from accounts payable to a promissory note. Interest accrues on the outstanding principal balance beginning March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver 250,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $14,500 and are being amortized over the length of the loan. During the three months ended March 31, 2007, $2,417 was included in interest expense of our consolidated statements of operations.

2006 Promissory Notes. On November 20, 2006, we sold in a private placement, an unsecured promissory note in the amount of $50,000. Interest accrues on the outstanding principal balance beginning March 17, 2007 at a rate of 12% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver 150,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $10,500 and were amortized over the length of the loan. During the three months ended March 31, 2007, $5,483 was included in interest expense in our consolidated statements of operations.

On November 8, 2006, we sold in a private placement, an unsecured promissory note in the amount of $26,618 to two stockholders. Interest accrues on the outstanding principal balance beginning November 8, 2006 at a rate of 12% per annum. At maturity, February 7, 2007, in addition to the payment of principal and accrued interest, we will deliver 300,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $21,000 and were amortized over the length of the loan. During the three months ended March 31, 2007, $8,867 was included in interest expense of our consolidated statements of operations. The $26,618 note payable has a conversion feature for which the Company recognized $10,648 to interest expense during the year ended December 31, 2006 as a result of the beneficial conversion feature.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Stockholders’ Equity, Continued

The following table summarizes our warrants as of March 31, 2007:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date
2002	Class A warrants	1,220,000	$1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00

		997,000
2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—
2004	Notes payable warrants	50,000	0.92	None
2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007
2005	Broker warrants	50,000	0.50	Dec. 2008
2006	Broker warrants	50,000	0.50	Mar. 2009
2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045

		—
2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085

		—
2006	Class A warrants	2,941,177	0.085	May 2011
2006	Class B warrants	2,941,177	0.085	May 2011

	Total warrants outstanding	11,807,845

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Commitments and Contingencies

Settlement Agreement. On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement agreement that required a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised by the Company. The settlement expense of $100,000 and $0 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2007. As of March 31, 2007, we have paid $75,000 with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2007 and 2006, respectively.

Consulting Agreement. On September 9, 2006, we entered into an agreement (the “Agreement”) with Big Apple Consulting U.S.A., Inc. (the “Consultant”) to provide the Company with investor relations and management consulting services for a period of one year. The fees for these services are $75,000 per month. We issued 4,750,000 restricted shares on July 17, 2006 to an escrow agent for payment of the monthly fee. The first month’s fee of $75,000 was paid by a third party and charged to additional paid-in capital.

The Consultant also has the right to purchase $1,000,000 of common stock at a 35% discount to the market of the ten day average closing bid price; however, at no time shall the ten day average closing bid price be calculated at a price per share less than $0.40.

On May 1, 2007, the Company entered into an agreement (the “Agreement II”) with Consultant to terminate Agreement I. The Agreement II provides that Consultant will be compensated 4,750,000 shares issued to escrow for services performed. These services have been valued at $300,000 and included in General and Administrative expenses in the accompanying statements of operations for the year ended December 31, 2006.

Office Lease. On February 7, 2006, the Company committed to a non-cancelable operating lease on operating facilities which expires February 28, 2009. On September 1, 2006, the Company broke this lease and vacated the property. The landlord leased the vacated space to another tenant in December 2006. The Company has accrued $19,774 which is included in accounts payable in the accompanying consolidated balance sheet as of March 31, 2007 for the four months of rent payable to our landlord.

On April 25, 2007, the Company entered into a settlement agreement with its previous landlord for $5,000 to settle the termination of its lease.

Note 6 – Subsequent Events

Employment Agreements. In April 2007, the Company settled outstanding payroll with four employees of the Company for $79,000. $39,500 of the funds are to be paid when the Company secures $250,000 in operating capital and the remaining funds are to be paid when a total of $500,000 in operating capital has been secured. Also, as part of these settlements, the employment agreement with Charles Wernicke has been cancelled.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Subsequent Events, Continued

2007 Promissory Notes. On June 4, 2007, we sold four unsecured convertible promissory notes in the amount of $90,000 in a private placement. Interest accrues on the outstanding principal balance beginning March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, June 4, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

On July 26, 2007 and August 7, 2007, we sold unsecured convertible promissory notes in the amount of $27,500 in a private placement. Interest accrues on the outstanding principal balance beginning July 27, 2007 and August 7, 2007 at a rate of 5% plus the prime rate, per annum. At maturity, July 26, 2008 and August 7, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

In August 2006 we decided to discontinue the operations of Liquidgolf, due to the inability to attract affiliates to the website.

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of March 30, 2007, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we could have issued a maximum of 20,000,000 common shares subject to certain provisions in the agreement, but these conditions were not met. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. This product was available for sale in July 2006. We are constantly improving on the product and plan on developing an EOM version and an enterprise version. The costs associated with developing addition versions are approximately $100,000 for labor, inclusive of officer’s salary of $66,000, and $10,000 for equipment. Additional capital for marketing, packaging and customer services will be needed for these new versions and if the capital is not available, the release of the new versions could be delayed.

On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation to reflect our business direction of developing our Silent SwordTM software.

Plan of Operation

We plan to grow our business with the sales of our retail version of the Silent SwordTM software. We have sold our latest version through our website from July 2006 through March 2007. We discontinued sales in March 2007 due to our inability to fund current operations. We are currently re-evaluating the market for the software and seeking additional capital.

Based upon the Company’s current level of revenues and cash position, we will need to raise additional capital in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding through an equity or debt financing. We have sold in private placements restricted stock and obtained debt financing to raise these additional funds in 2006. There can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Cash Requirements

We believe we will need an additional $500,000 to continue operations over the next twelve months. These expenses include the following:

Marketing	$73,000
Officers’ salaries and related taxes	120,000
Other general and admin expenses	30,000
Payroll and related taxes	50,000
Liability insurance	40,000
Legal, accounting and other professional fees	100,000
Rent	10,000
Travel	40,000
Director fees	30,000
Web design and hosting	2,000
Other computer and office equipment	5,000

Total	$500,000

If we are unable to raise the required capital, we will need to reduce current and expected expenses in the future. The most significant reduction would be in marketing of our product. This may greatly reduce our ability to generate sales.

If additional capital is raised, we plan to use the capital to further enhance our software, increase marketing, and accelerate our ability to reach the retail market by selling our product in retail stores. Additional capital would also allow us to pay for packaging and distribution of our software in a compact disc format and begin sales on our website again.

Results of Operations

Comparison of the three months ended March 31, 2007 and March 31, 2006.

CONSOLIDATED FINANCIAL INFORMATION

	2007	2006
Net sales	$200	$—
Cost of sales	200	—
General and administrative	97,000	342,000
Interest income (expense), net	(31,000)	(8,000)
Gain on discontinued operations	—	(1,000)

Net loss	$(128,000)	$(349,000)

Net Sales. Net sales from continuing operations were approximately $200 in 2007. Our product was in development until July 2006 and we sold only four copies of our software in the 2007.

Cost of Sales. Cost of sales from continuing operations was $200 in 2007. These costs are the resulting credit card processing fees.

General and administrative expenses. General and Administrative expenses increased by $245,000. This decrease can be attributed to the reduction of cost associated with salaries, contractors, investor relations and marketing of our new product. We have not had the means to continue funding these activities in 2007.

Interest income and expense, net. Net interest income from bank savings was $0 and $200 for 2007 and 2006, respectively. The net interest expense from loans and stock compensation were $29,000 and $8,000 in 2007 and 2006, respectively.

Income from discontinued operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February 2005.

Liquidity and Capital Resources

We had cash balances totaling approximately $900 as of March 31, 2007. Historically, our principal source of funds has been cash generated from financing activities. Our operations are seasonal and our source of liquidity may vary during the year.

We believe that we will require an additional $500,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

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

We believe the following critical accounting policies, among others, impact the significant judgments and estimates we use in the preparation of our financial statements:

Revenue Recognition

Revenue was earned by the Company from the sale of software upon delivery of a license to the customer, provided that persuasive evidence of an arrangement exists, the license fee is fixed and determinable, and collection of the fee is considered probable.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3A(T) – CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Dated: August 20, 2007

	By:	/s/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INVERTED PARADIGMS CORPORATION

Dated: August 20, 2007

	By:	/s/ Charles Wernicke
	Name:	Charles Wernicke
	Title:	Chief Technology Officer and Director

	By:	/s/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/s/ William Parsons
	Name:	William Parsons
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.