Form 10QSB
period 2007-06-30
INVERTED PARADIGMS CORP
filed 2007-08-21
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

NA

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  YES    ☐  NO

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 17, 2007 was 37,645,143 and there are approximately 1,000 stockholders of record.

Transitional Small Business Issuer Format:  ☐  Yes    ☒  No

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet (unaudited)

June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$1,347
Prepaids	8,458
Deposits	260

Total assets	$10,065

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$141,893
Other current liabilities	241,123
Notes payable – stockholders	773,155

Total current liabilities	1,156,171

Stockholders’ equity
Common stock, $0.001 par , 100,000,000 shares authorized, 37,645,143 shares issued and outstanding	37,644
Additional paid-in capital	38,599,353
Accumulated deficit	(39,783,103)

Total capital deficiency	(1,146,106)

Total liabilities and stockholders’ equity	$10,065

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$—	$160	$—

Cost of sales	150	—	354	—

Gross loss	(150)	—	(194)	—
General and administrative expenses	(78,414)	522,610	18,757	864,257

Gain (loss) from continuing operations	(78,264)	(522,610)	(18,951)	(864,257)

Other income (expense):
Interest income	—	98	—	213
Interest expense	(19,951)	(24,302)	(51,234)	(33,081)

Other expenses, net	(19,951)	(24,204)	(51,234)	(32,868)

Income (loss) from continuing operations	58,313	(546,814)	(70,185)	(897,125)

(Loss) income from discontinued operations	—	(761)	—	293

Net income (loss)	$58,313	$(547,575)	$(70,185)	$(896,832)

Weighted average common shares outstanding:
Basic	37,645,143	28,439,983	37,645,143	24,527,690

Diluted	37,645,143	28,439,983	37,645,143	24,527,690

Net loss per share from continuing operations:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Net loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(70,185)	$(896,832)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	—	31,481
Amortization of stock issued for services	—	36,250
Consulting fee paid by investor	—	75,000
Stock issued to directors for services	—	28,000
Stock issued to vendors for services	—	4,495
Depreciation and amortization	1,376	1,208
Loss on the sale of assets	13,636
Gain on extinguishment of debt	(149,180)
Interest expense	6,042	14,552
Change in operating assets and liabilities:
Other current assets	20,981	(7,058)
Other assets	—	(330)
Accounts payable	(18,900)	(12,179)
Accrued expenses	55,062	6,886

Net cash used in continuing operating activities	(141,168)	(694,169)
Net cash used in discontinued operating activities	—	(27,884)

Net cash used in operating activities	(141,168)	(722,053)
Cash flows from investing activities:
Purchase of property and equipment	—	(18,946)
Sale of property and equipment	1,125
Cash acquired in connection with Silent Sword	—	28,894
Proceeds from collection of loan receivable	—	10,000

Net cash provided by continuing investing activities	1,125	19,948
Net cash provided by discontinued investing activities	—	—

Net cash provided by investing activities	1,125	19,948
Cash flows from financing activities:
Fees paid to issue common stock	—	(42,200)
Proceeds from the issuance of common stock	—	385,000
Proceeds from notes payable to stockholders	140,000	250,000

Net cash provided by continuing financing activities	140,000	590,800
Net cash used in discontinued financing activities	—	—

Net cash provided by financing activities	140,000	590,800

Net decrease in cash and cash equivalents	(43)	(111,305)

Cash, beginning of period	1,390	169,505

Cash, end of period	$1,347	$58,200

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$—	$150,000

Accrued fees in connection with issuance of common stock	$—	$5,850

See accompanying notes to unaudited consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $39,800,000 as of June 30, 2007. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Summary of Significant Accounting Policies, Continued

The Company adopted FIN 48 effective April 1, 2007. The adoption of this statement had no impact on the Company’s financial position or results of operation.

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

Note 4 – Notes Payable – Stockholders

Notes payable – stockholders are summarized as follows as of June, 2007:

December 2005 - Unsecured promissory note payable for $200,000, interest at 11%, maturity date April 2006. As additional consideration, 50,000 shares of stock will be delivered at maturity (Note 5).	$200,000

March 2006 - Unsecured promissory note payable for $250,000, interest at 11%, maturity date is October 2006. As additional consideration, 50,000 shares of stock will be delivered at maturity (Note 5).	250,000

July 2006 - Unsecured, non-interest bearing, promissory note payable for $20,000, maturity date is August 2006.	20,000

November 2006 - Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date is February 2007. As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	13,309

November 2006 - Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date is February 2007. As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	13,309

November 2006 - Unsecured promissory note payable for $50,000, interest at 12%, maturity date is May 2007. As additional consideration, 150,000 shares of stock will be delivered at maturity (Note 5).	50,000

March 2006 - Unsecured promissory note payable for $20,037, interest at 10%, maturity date is March 2008. As additional consideration, 250,000 shares of stock will be delivered at maturity (Note 5).	22,037

Unsecured convertible promissory note payable for $30,000, interest at 5% plus prime, maturity date is June 2008 (Note 5).	30,000

Unsecured convertible promissory note payable for $10,000, interest at 5% plus prime, maturity date is June 2008 (Note 5).	10,000

Unsecured convertible promissory note payable for $50,000, interest at 5% plus prime, maturity date is June 2008 (Note 5).	50,000

Unsecured promissory note payable for $50,000, interest at 13%, maturity date is June 2008.	50,000

Total notes payable	708,655

Common stock payable at maturity of various promissory notes	65,500

Total	$774,155

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Stockholders’ Equity

2007 Promissory Notes. On June 4, 2007, we sold, in a private placement, four unsecured convertible promissory notes in the amount of $90,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, June 4, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from accounts payable to a promissory note. Interest accrues on the outstanding principal balance beginning March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver 250,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $14,500 and will be amortized over the length of the loan. $3,625 and $6,042 was included in interest expense of our consolidated statements of operations for the three and six months ended June 30, 2007, respectively

2006 Promissory Notes. On November 20, 2006, we sold in a private placement, an unsecured promissory note in the amount of $50,000. Interest accrues on the outstanding principal balance beginning March 17, 2007 at a rate of 12% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver 150,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $10,500 and were amortized over the length of the loan. $5,483 was included in interest expense of our consolidated statements of operations for the three and six months ended June 30, 2007, respectively.

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 5 – Stockholders’ Equity, Continued

The following table summarizes our warrants as of June 30, 2007:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date
2004	Notes payable warrants	50,000	0.92	None
2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007
2005	Broker warrants	50,000	0.50	Dec. 2008
2006	Broker warrants	50,000	0.50	Mar. 2009
2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045

		—
2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085

		—
2006	Class A warrants	2,941,177	0.085	May 2011
2006	Class B warrants	2,941,177	0.085	May 2011

	Total warrants outstanding	11,807,845

	Total proceeds from warrants exercised

Note 6 – Commitments and Contingencies

Settlement Agreement. On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement agreement that required a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised by the Company. The settlement expense of $100,000 and $0 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2007. As of March 31, 2007, we have paid $75,000 with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2007 and 2006, respectively.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Commitments and Contingencies, Continued

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

Office Lease. On February 7, 2006, the Company committed to a non-cancelable operating lease on operating facilities which expires February 28, 2009. On September 1, 2006, the Company broke this lease and vacated the property. The landlord leased the vacated space to another tenant in December 2006. On April 25, 2007, the Company entered into a settlement agreement with its previous landlord for $5,000 to settle the termination of its lease. A gain of $14,744 was included in general and administrative expenses on the consolidated statement of operations for the three and six months ended June 30, 2006.

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

Note 7 – Subsequent Events

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

Results of Operations

Comparison of the three and six months ended June 30, 2007 and June 30, 2006.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$—	$—	$200	$—
Cost of Revenue	200	—	400	—
Selling, General and Administrative	(78,400)	522,600	18,800	864,300
Interest (Income) Expense	19,900	24,200	51,200	32,900
Discontinued operations	—	(800)	—	(300)

Net Loss	$(58,300)	$(547,600)	$(70,200)	$(896,900)

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006.

Net Revenue. We have had no revenue for the three months ended June 30, 2007 and 2006. The product was still in development on 2006.

Cost of Sales. Cost of sales from continuing operations was $100 in 2007. These costs are the resulting credit card processing fees.

General and administrative expenses. General and Administrative expenses decreased by $444,200. This decrease can be attributed to the reduction of cost associated with salaries, contractors, investor relations and marketing of our new product. We have not had the means to continue funding these activities in 2007. We also had an increase in general and administrative expense from gain related to settlement of debt and settlements from employee payroll.

Interest income and expense, net. Net interest income from bank savings was $0 and $100 for 2007 and 2006, respectively. The net interest expense from loans and stock compensation were $19,900 and $24,300 in 2007 and 2006, respectively.

Loss on discontinued operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006.

Net Revenue. We have sold four copies of our software in 2007 and the product was still in development on 2006.

Cost of Sales. Cost of sales from continuing operations was $400 in 2007. These costs are the resulting credit card processing fees.

General and administrative expenses. General and Administrative expenses decreased by $845,500. This decrease can be attributed to the reduction of cost associated with salaries, contractors, investor relations and marketing of our new product. We have not had the means to continue funding these activities in 2007. We also had an increase in general and administrative expense from gain related to settlement of debt and settlements from employee payroll.

Interest income and expense, net. Net interest income from bank savings was $0 and $200 for 2007 and 2006, respectively. The net interest expense from loans and stock compensation were $51,200 and $33,100 in 2007 and 2006, respectively.

Loss on discontinued operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February

Liquidity and Capital Resources

We had cash balances totaling approximately $1,300 as of June 30, 2007. Historically, our principal source of funds has been cash generated from financing activities.

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

ITEM 3A(T) - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On June 4, 2007, we sold, in a private placement, four unsecured convertible promissory notes in the amount of $90,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, June 4, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from accounts payable to a promissory note. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 250,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $14,500 and will be amortized over the length of the loan. $3,625 and $6,042 was included in interest expense of our consolidated statements of operations for the three and six months ended June 30, 2007, respectively

On August 7, 2006, we closed an agreement (the “Agreement”) with an individual for the purchase of 294,118 shares of our common stock for $25,000. The stock is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

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

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

EXHIBIT NUMBER	DESCRIPTION
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	INVERTED PARADIGMS CORPORATION

	By:	/s/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2007	INVERTED PARADIGMS CORPORATION

	By:	/s/ Charles Wernicke
	Name:	Charles Wernicke
	Title:	Chief Technology Officer and Director

	By:	/s/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/s/ William Parsons
	Name:	William Parsons
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.