Form 10KSB
period 2006-12-31
INVERTED PARADIGMS CORP
filed 2007-08-30
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	88-0381258
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

2203 North Lois Avenue, Suite 929

Tampa, FL 33607

(813) 600-4081

(Address and telephone number of principal executive offices)

11523 Palm Brush Tr. #341

Lakewood Ranch, FL 34202

(941) 926-6180

(Former address and telephone number of principal executive offices)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

$0.001 Par Value Common Stock

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Check if there are no disclosures of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒YES    ☐  NO

Issuer’s revenues for its most recent fiscal year were $480.

Aggregate market value of voting and non-voting common stock held by non-affiliates as of August 14, 2007 was $131,138 based on a price of $0.004.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 16, 2007 was 37,645,143 and there were approximately 1,000 stockholders of record.

Documents Incorporated by Reference

None

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

INVERTED PARADIGMS CORPORATION

FORM 10-KSB

i

Forward Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

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

On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. As a result of the merger, the name of the Company changed to LiquidGolf Holding Corporation.

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

In November 2004, the board of directors decided to discontinue the operations of Leather Craft including Game Fore Golf, due to significantly fewer orders than expected for leather goods from Leather Craft’s largest customer.

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal had been to create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. During August 2006, we decided to discontinue the operations of Liquidgolf, due to the inability to attract affiliates to the website and our inability to find an experienced partner in the golf industry.

In January 2006, in a continuing effort to build a revenue stream, we purchased the Silent SwordTM software and all trademarks, service marks, and logos. As of December 31, 2006, we have issued a total of 10,000,000 shares of our common stock for Silent SwordTM. Under the purchase agreement, we may issue a maximum of 20,000,000 common shares subject to certain provisions in the agreement. The stock issued is considered restricted securities as defined by the Securities Act of 1933, as amended. The product became available for sale in the third quarter of 2006. In March 2007, we closed our website and discontinued sales due to a lack of funds. We also wrote off the remaining value of our software and trademarks. We intend to not only to continue to seek additional funding, but re-evaluate our business plan to include an evaluation of other lines of business.

On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation (Inverted) to reflect our business direction of developing the Silent SwordTM software.

Unless otherwise indicated, references in this Annual Report to 2006 and 2005 are to Inverted’s fiscal years ended December 31, 2006 and 2005, respectively.

Our principal executive offices and mailing address is 2203 North Lois Avenue, Suite 929 Tampa, FL 33607 and our telephone number is (813) 600-4081.

Our Strategy

We had been selling and enhancing our software, Silent SwordTM . The software is a comprehensive set of security solutions. The solutions include anti-virus, anti-spyware, anti-spam, intrusion prevention, secure messaging, web filtering and vulnerability management. We offer management tools to keep threat-protection systems up-to-date. We began selling this product in July 2006, but discontinued sales in March 2007 due to slow sales and a lack of funds.

We are currently re-evaluating our product to determine its feasibility in the market place. We are also evaluating other lines of business to compliment our software business or change our business line to a new product or service.

Our Product

Silent Sword™ is a virus/mal-ware protection software. This concept was initially developed by Charles Wernicke, Chief Technology Officer (CTO), in February 2004. Silent Sword™ is not only used to rid the Windows™ computer system of virus and mal-ware but further enhances the performance and operation of the Operating System (OS) by managing its protection in the startup boot of the OS.

Our retail version of Silent Sword™ will enable us to expand into an Original Equipment Manufacture (OEM) and Enterprise version.

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

Marketing and Sales Summary

The primary marketing focus is to further raise awareness of the retail version. We will utilize websites and a concentrated focus on the personal computer repair shops allow us to create a presence throughout the internet and in the marketplace. Secondly, we will create mailers to key demographic sectors for purchase via the website. Thirdly, we will educate the distribution and channel resellers to extend the awareness and market share of the product. At this time, we plan to deliver repair retail shops of major retailers the Silent SwordTM product at a reduced fee to help reduce their repair time dramatically.

The next direction will be to use media outlets. Media will be utilized to further promote the awareness of the product. Lastly, the modification and fluency of the website will promote usage, focus groups, knowledgebase implementation and increased traffic due to modified search indexing on the current sites. We plan to present the software to the OEM market, which consists of companies like Dell, Gateway and HP/Compaq. Our intent is to allow OEM to customize or value-add the current retail version to give OEM pertinent information to speed up support and service calls. The enterprise version will be marketed via Trade Shows, word-of-mouth and computer conferences. Success will ultimately be determined by the number of gross software sales, acceptance by the technical community and the adoption of the product on the OEM and Corporate levels.

The Competition

Our flagship software product Silent Sword™ addresses the virus/spy-ware/mal-ware issue in a completely new way. The main premise is to maintain a blacklist of known mal-ware/spy-ware programs and scan the entire file structure to detect, clean and dispose of the computer infectors properly. While Silent Sword’s process is similar, there are very consistent differences. Silent Sword™ handles not only the blacklist of definitions but also a whitelist of definitions of programs that are allowed to run on the PC. Also, Silent Sword™ patent-pending process addresses the issue in the startup section of the boot. This enables Silent Sword™ to address only propagating viruses not just the viruses that are not active. Again, using this method also allows Silent Sword to run faster than its competitors because scanning the startup sectors is very fast compared to scanning the entire file structure. The last point about Silent Sword™ and its competition involves the use of automation in the product. Most competitors have the need for interfering manual transactions. Silent Sword™ can virtually run on its own without interaction of the end-user.

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

Our principal competitors in the anti-virus market are McAfee, Symantec Corp., Computer Associates International Inc. and Microsoft Corp. In addition to competition from large technology companies such as McAfee, EMC Corp., Hewlett-Packard Co., IBM, Novell Inc. and Microsoft Corp., we also face competition from smaller companies and shareware authors that may develop competing products.

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

Employees

As of August 1, 2007, we had 3 full time executive management personnel. Our personnel consists of our Chief Executive and Financial Officer, Chief Technology Officer, and Director of Corporate Finance. None of the employees are covered by a collective bargaining agreement and our management considers relations with our employees to be good.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate our business.

We have incurred net losses and negative cash flows from operations in all of the quarters since our inception. Our lack of sufficient financing to implement our business plan, and our expectation of continued operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of December 31, 2006. Our ability to continue as a going concern is heavily dependant upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance additional capital will be available on acceptable terms, if at all.

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

We may dilute existing stockholders by issuing more of our common stock.

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

We may be unable to hire and retain key personnel.

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

All of our operations are based in our facility located at 2203 North Lois Avenue, Suite 929, Tampa, FL 33607. Our rent for this location is approximately $900 per month on a month to month basis. Our personal property consists of computer equipment and office furniture.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the company or our property contemplated by any governmental authority.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board (pink sheets) under the symbol “IVPC.PK.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board or the OTC Bulletin Board (Pink Sheets) during the past two years. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. We have approximately 1,000 stockholders of record as of August 16, 2007.

Fiscal Year 2006	High ($)	Low ($)
Fourth Quarter	$0.085	$0.045
Third Quarter	$0.50	$0.05
Second Quarter	$0.50	$0.20
First Quarter	$0.51	$0.16

Fiscal Year 2005
Fourth Quarter	$0.20	$0.10
Third Quarter	$0.18	$0.10
Second Quarter	$0.25	$0.06
First Quarter	$0.95	$0.25

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

Recent Sales of Unregistered Securities

On November 20, 2006, we sold in a private placement, an unsecured promissory note in the amount of $26,618. Interest accrues on the outstanding principal balance from and after November 20, 2006 at a rate of 12% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 150,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $10,500 and were amortized over the length of the loan. During the year ended December 31, 2006, $5,017 was included in interest expense in our consolidated statements of operations.

On November 8, 2006, we sold in a private placement, two unsecured convertible promissory notes in the amount of $26,618 to two stockholders. Interest accrues on the outstanding principal balance from and after November 8, 2006 at a rate of 12% per annum. At maturity, February 7, 2007, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 300,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $21,000 and are being amortized over the length of the loan. During the year ended December 31, 2006, $12,133 was included in interest expense in our consolidated statements of operations. The $26,618 note payable has a conversion feature for which the Company recognized $10,648 of interest expense during the year ended December 31, 2006 as a result of the beneficial conversion feature.

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

On March 9, 2006, we sold in a private placement, a secured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance from and after March 9, 2006 at a rate of 11 percent per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 75,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. This note is in default and due upon demand as of December 31, 2006.

On December 6, 2005, we sold in a private placement, a secured promissory note in the amount of $50,000 to a stockholder. Interest accrues on the outstanding principal balance from December 6, 2005 at a rate of 8 percent per annum. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder may convert all or any part of the principal represented by this note. The maturity date for the promissory is December 5, 2006. This note is in default and due upon demand as of December 31, 2006.

On November 15, 2005, we sold in a private placement, a secured promissory note in the amount of $200,000 to a stockholder. Interest accrues on the outstanding principal balance from and after November 15, 2005 at a rate of 11 percent per annum. At maturity, April 18, 2006, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 50,000 shares of our common stock. Any stock issued pursuant to this promissory note will be restricted securities as defined by the Securities Act of 1933, as amended. This note is in default and due upon demand as of December 31, 2006.

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

On July 7, 2005, we sold in a private placement, a secured promissory note in the amount of $10,000 to a stockholder. Interest accrued on the outstanding principal balance from July 7, 2005 at a rate of 8 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The note holder could convert all or any part of the principal and accrued interest represented by this note. On November 28, 2005, we issued 129,595 shares of our common stock to satisfy the promissory note conversion agreement.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006. The underlying compensation plan has been previously approved by a vote of the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	6,000,000	$0.00	6,000,000
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total:	6,000,000	$0.00	6,000,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Since the date of the merger with LiquidGolf Corporation in May 2003, our goal had been to create an online community for golfers that provided an e-commerce marketplace for the sale of golf-related equipment and apparel, golf-related news and information and e-commerce solutions for other golf-related businesses. In February 2005, we closed our retail golf operation in Apopka, Florida to focus on our golf web site operations, by seeking to partner with an experienced golf e-tailer. During August 2006, we decided to discontinue the operations of LiquidGolf, due to the inability to attract affiliates to the website and our inability to find an experienced partner in the golf industry.

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

In March 2007, we closed our website and discontinued sale due to a lack of funds. We also wrote off the remain value of our software and trademarks. In an effort to protect our stockholders, we intend to not only to continue to seek additional funding, but re-evaluate our business plan to include an evaluation of other lines of business.

On April 28, 2006, a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation to reflect our business direction of developing to Silent SwordTM software.

Plan of Operations

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

Results of Operations

Comparison of the fiscal year ended December 31, 2006 and December 31, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	2006	2005
Net sales	$500	$—
Cost of sales	(300)	—
General and administrative	(2,007,900)	(1,111,400)
Interest income (expense), net	(106,100)	(70,100)
Loss on discontinued operations	(400)	(222,000)

Net loss	$(2,114,200)	$(1,403,500)

Net Sales. Net sales from continuing operations were approximately $500 in 2006. Our product was in development until July 2006 and we sold only twelve copies of our software in the second half of 2006.

Cost of Sales. Cost of sales from continuing operations was $300 in 2006. These costs are the resulting credit card processing fees.

General and administrative expenses. General and administrative expenses increased by $896,500. This increase can be attributed to costs associated with hiring additional employees, investor relations, marketing of our new product, and impairment of our software.

Interest income and expense, net. Net interest income from bank savings was $200 and $1,700 for 2006 and 2005, respectively. The net interest expense from loans, stock compensation, and beneficial conversion features were $106,300 and $71,800 in 2006 and 2005, respectively.

Loss on discontinued operations. In August 2006, we discontinued the operations of our golf business. The business has had limited operations since closing its store in February 2005.

Liquidity and Capital Resources

We had cash balances totaling approximately $1,400 as of December 31, 2006. Historically, our principal source of funds has been cash generated from financing activities.

We believe that we will require an additional $500,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently must raise additional funds to sustain operations.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes, convertible promissory notes, and the sale of our restricted common stock.

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

Critical Accounting Policies

We make use of estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to share-based payments, deferred tax assets and impairment of intangibles. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future.

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

Share-Based Payments

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

In June 2006, The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007 as required. We do not expect the adoption of this statement to have a significant impact on the Company’s financial position or results of operation.

Impairment of Long-Lived Assets. The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment and goodwill by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment is recognized by a charge to operations in the period identified. During 2006, management determined the intangibles relating to our Silent Sword acquisition were impaired and accordingly recorded an impairment charge.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments, (SFAS 155)” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement SFAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of SFAS 155. We do not expect the adoption of SFAS 155 to have a material impact on our financial position at our date of adoption. However, SFAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, thus it will start affecting the Company on April 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on April 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Inverted, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Inverted’s management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our executive officers and directors, their ages as of August 16, 2007, and the positions currently held by each are as follows:

Name	Age	Position
Steven Weldon	31	Chief Executive Officer and Chief Financial Officer
Charles Wernicke	39	Chief Technology Officer and Director
William Parsons	58	Director
Dwight Day	42	Director

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005 and our CEO since March 2007. Prior to joining Inverted Paradigms Corporation, Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000. Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005. Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services. Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

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

Dwight Day has served as a Director of the Company since August 13, 2003. Mr. Day has served as a Director of BAC International since 2002. Mr. Day has served as Vice President of Mechanical Associates, Inc. from 2001 to 2004 and HVAC Contractors Supply since 1994. Additionally, Mr. Day has been President of KMA Mechanical from 1991 to the present.

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

We have established an Audit Committee, Executive Compensation Committee and a Restricted Stock Plan Distribution Committee.

Audit Committee. The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to our financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, fees to be paid to our independent auditors and the performance of our independent auditors. The Audit Committee consists of Messrs. Day, Parsons, both of whom are non-employee directors, and Weldon. The Audit Committee also includes at least one member — Mr. William Parson — determined by the Board to meet the qualifications of an “audit committee financial expert,” as defined by SEC rules. The Board of Directors has not adopted a written charter of the Audit Committee. As CFO, Mr. Weldon is not considered “independent” as that term is defined by Rule 4200(a)(15) of the NASD’s listing standards. The Audit Committee met seven times in 2006.

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

Restricted Stock Plan Distribution Committee. The Restricted Stock Plan Distribution Committee selects eligible persons to receive restricted stock awards under the Company’s 2006 Restricted Stock Plan, determines the number of restricted stock awards to be granted – the number of shares of common stock to which such restricted stock awards will relate, specifies times at which restricted stock awards will be vested, sets other terms and conditions of restricted stock awards, prescribes forms of restricted stock award agreements, interprets and specifies rules and regulations relating to the 2006 Restricted Stock Plan, and makes all other determinations that may be necessary or advisable for the administration of the 2006 Restricted Stock Plan. Members of our Restricted Stock Plan Distribution Committee include Messrs. Day and Parsons.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3, 4 and 5, and amendments to these forms furnished to us, each of the following parties, who are subject to the reporting requirements of Section 16(a) of the Exchange Act, were delinquent in filing all such required reports with respect to fiscal year 2006:

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

Code of Ethics

The Company has adopted the Inverted Paradigms Corporation Code of Ethics (the “Code of Ethics”) which applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. If we make any substantive amendments to the Code of Ethics or grant to our Chief Executive Officer or Chief Financial Officer any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 10.	EXECUTIVE COMPENSATION

We did not have any other executive officers or other employees serving at the end of fiscal year 2006 whose total annual salary and bonus exceeded $100,000. The following table sets forth certain information regarding the compensation of our Officers for 2006, 2005 and 2004.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Weldon, CEO and CFO	2006	77,538	—	—	—	—	—	—	77,538
	2005	12,923	—	—	—	—	—	—	12,923
	2004	—	—	—	—	—	—	—	—
Charles Wenicke, CTO and Director	2006	55,000	—	—	—	—	—	—	55,000
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—
Stewart York, former CEO and former Director	2006	79,500	—	—	—	—	—	—	79,500
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—
Dwain Brannon, former CEO and former Director	2006	—	—	40,000	—	—	—	—	40,000
	2005	14,533	—	—	—	—	—	—	14,533
	2004	99,092	—	—	—	—	—	—	99,092

Employment Agreements

On February 23, 2006, we entered into an Employment Agreement with Chuck Wernicke to become the Chief Technology Officer. Mr. Wernicke will earn an annual salary of $96,000. He will also participate in the executive benefit package offered to other executives in the Company during the term of his employment. The length of this agreement is for one year. This agreement was cancelled on April 19, 2007.

2006 Restricted Stock Plan

On March 21, 2006, our Board of Directors adopted the Inverted Paradigms Corporation 2006 Restricted Stock Plan (the “2006 Plan”) and was submitted and approved by our stockholders at the 2006 Annual Meeting. The terms of the 2006 Plan provide for grants of restricted stock awards. The purpose of the 2006 Plan is to provide a means through which the Company and its subsidiaries may attract key personnel to enter into and remain in the employ of the Company and its subsidiaries, as well as to provide a means whereby those key persons upon whom the responsibilities of the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of the Company and promoting the mutuality of interests between those key individuals and the Company’s stockholders.

Under the plan, the total number of shares of common stock that may be subject to the granting of awards under the plan during the term of the plan shall be equal to 6,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder that are forfeited or cancelled or terminated. As of December 31, 2006, we have granted no shares of restricted stock under the 2006 Plan.

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

The following table presents information known to us, as of August 16, 2007, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 37,645,143 shares of common stock outstanding as of Augsut 16, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Charles Wenicke	3,666,907	9.74%
Dwight Day(1)	658,143	1.75
William Parsons(1)	226,333	0.60
Stewart York	309,171	0.82
Susan Burns	1,988,451	5.28
All directors and officers (7 persons)	4,860,554	12.91%

(1)	Unless otherwise noted, the address of each person listed is c/o Inverted Paradigms Corporation, 2203 North Lois Avenue, Suite 929 Tampa, FL 33607

ITEM 12.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None

ITEM 13.	EXHIBITS

Exhibits and Financial Statements.

(A)	Financial Statements and Schedules

See	“Index to Financial Statements”

(B)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Articles of Incorporation of LiquidGolf Holding Corporation(1)

3.2	Bylaws of LiquidGolf Holding Corporation(2)

10.1	Agreement and Plan of Merger by and among Nomadic Collaboration International, Inc., LGC Acquisition Company, and LiquidGolf Corporation dated February 12, 2003(3)

10.2	LiquidGolf Holding Corporation 2003 Restricted Stock Plan(4)

10.3	Software Purchase Agreement date January 31, 2006 between the Company and Delta Insights, LLC(8)

10.4	Employment Agreement between Company and Chuck Wernicke dated February 23, 2006(7)

21.1	Subsidiaries of the Company(5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(6)

*	Filed Herewith
(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865)
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2 (filed 1/30/03) (No. 333-111865).
(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/01/03) (No. 000- 27131).
(5)	Incorporated by reference to Exhibit 21.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).
(6)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 10KSB (filed 3/29/04) (No. 000-27131).
(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (filed 2/27/06) (No. 000-27131).
(8)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (filed 2/02/06) (No. 000-27131).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$51,000	$48,000
Audit-Related Fees(2)	28,500	-0-
Tax Fees(3)	8,500	8,500

Subtotal	$88,000	$56,500
All other Fees(4)	-0-	-0-
Total	$88,000	$56,500

(1)

Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)

Audit-Related Fees – Audit-related fees, which were $28,500 for fiscal 2006, were fees billed to the Company for the restatements of its financial statements in February 2007 not reported under “Audit Fees” above.

(3)

Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2005. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2006 to be approximately $8,500.

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
Dated: August 30, 2007

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INVERTED PARADIGMS CORPORATION
Dated: August 30, 2007

	By:	/S/ Charles Wernicke
	Name:	Charles Wernicke
	Title:	Director

	By:	/S/ Dwight Day
	Name:	Dwight Day
	Title:	Director

	By:	/S/ William Parsons
	Name:	William Parsons
	Title:	Director

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Inverted Paradigms Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Inverted Paradigms Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inverted Paradigms Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception and has a working capital deficiency as well as a capital deficiency. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden and Associates, P.A.

Orlando, Florida
August 23, 2007

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets:
Cash	$1,390

Total current assets	1,390
Other assets:
Property and equipment, net	16,137
Deposits	260

Total other assets	16,397

Total assets	$17,787

Liabilities and Stockholders’ Equity (Capital Deficiency)
Current liabilities:
Accounts payable	$165,217
Other current liabilities	318,469
Due to related parties	34,383
Notes payable – stockholders	575,637

Total current liabilities	1,093,706
Stockholders’ equity (capital deficiency):
Common stock, $0.001 par, 100,000,000 shares authorized, 37,645,143 shares issued and outstanding	37,644
Additional paid-in capital	38,599,353
Accumulated deficit	(39,712,916)

Total capital deficiency	(1,075,919)

Total liabilities and stockholders’ equity (capital deficiency)	$17,787

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

	2006	2005
Net sales	$480	$—
Cost of sales	(336)	—

Gross profit	144	—

General and administrative expenses	(1,907,062)	1,111,449
Impairment of intangible assets	(100,796)	—

Loss from continuing operations	(2,007,714)	(1,111,449)

Other income (expense):
Interest income	241	1,737
Interest expense	(106,351)	(68,738)
Other	—	(3,071)

Net other (expense) income	(106,110)	(70,072)

Net loss from continuing operations	(2,113,824)	(1,181,521)
Loss from discontinued operations	(372)	(222,021)

Net loss	$(2,114,196)	$(1,403,542)

Net loss per share from continuing operations – basic and diluted	$(0.07)	$(0.11)

Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	30,886,310	13,004,154

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended December 31, 2006 and 2005

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2004	12,894,729	$12,894	$36,302,528	$(35,595,178)	$720,244

Deferred stock based employee compensation	—	—	314,867	—	314,867

Issuance of common stock for directors compensation	272,000	272	35,728	—	36,000

Cost incurred in conjunction with conversion of Note Payable	—	—	(3,000)	—	(3,000)

Issuance of common stock for conversion of note payable	129,595	130	10,238	—	10,368

Issuance of common stock for conversion of note payable	57,076	57	5,137	—	5,194

Issuance of common stock for services	66,668	67	6,600	—	6,667

Warrants issued to broker	—	—	2,300	—	2,300

Net loss	—	—	—	(1,403,542)	(1,403,542)

Balance, December 31, 2005	13,420,068	$13,420	$37,339,398	$(37,598,720)	$(245,902)

Deferred stock based employee compensation	—	—	57,706	—	57,706

Issuance of common stock for directors’ fees	600,000	600	27,400	—	28,000

Issuance of common stock for conversion of promissory note	1,600,029	1,600	56,801	—	58,401

Issuance of common stock for purchase of Silent Sword	10,000,000	10,000	140,000	—	150,000

Issuance of common stock for services	4,789,751	4,789	534,285	—	539,074

Contributions from stockholder for payment of services	—	—	75,000	—	75,000

Cashless warrant exercise	1,000,000	1,000	(1,000)	—	—

Sale of common stock, net of issuance costs	6,235,295	6,235	353,715	—	359,950

Issuance of warrants in connection with promissory notes	—	—	5,400	—	5,400

Interest on beneficial conversion feature of promissory note	—	—	10,648	—	10,648

Net loss	—	—	—	(2,114,196)	(2,114,196)

Balance, December 31, 2006	37,645,143	$37,644	$38,599,353	$(39,712,916)	$(1,075,919)

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flow from operating activities:
Net loss	$(2,114,196)	$(1,403,542)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred stock-based employee compensation	57,706	314,867
Amortization of stock issued for services	539,074	408,750
Consulting fee paid by stockholder	75,000	—
Stock issued to directors for services	28,000	36,000
Stock issued to vendors for services	—	6,667
Depreciation and amortization	23,119	—
Interest resulting from beneficial conversion feature of promissory notes	10,648	65,000
Impairment of intangible assets	100,796	—
Non-cash interest on promissory notes	41,050	2,200
Changes in operating assets and liabilities:		—
Other current assets	9,267	182,372
Other assets	(80)	4,077
Accounts payable	(39,203)	75,086
Accrued expenses	274,914	(21,637)
Due to related parties	34,383	—

Net cash used in continuing operating activities	(959,522)	(330,160)
Net cash provided by (used in) discontinued operations	64,891	(26,711)

Net cash used in operating activities	(894,631)	(356,871)

Cash flows from investing activities:
Purchase of property and equipment	(18,946)	—
Cash acquired in connection with Silent Sword	28,894	—
Proceeds from collection of loan receivable	10,000	—
Proceeds from the sale of certificate of deposit	—	35,000
Issuance of loan receivable	—	(10,000)

Net cash provided by continuing investing activities	19,948	25,000
Net cash provided by discontinued investing activities	—	—

Net cash provided by investing activities	19,948	25,000

Cash flows from financing activities:
Fees paid to issue convertible note	—	(3,000)
Proceeds from issuing restricted stock	359,950	—
Proceeds from notes payable to stockholders	346,618	265,562

Net cash provided by continuing financing activities	706,568	242,732
Net cash used in discontinued financing activities	—	(9,915)

Net cash provided by financing activities	706,568	252,647

Net decrease in cash	(168,115)	(79,224)

Cash, beginning of year	169,505	248,729

Cash, end of year	$1,390	$169,505

Supplemental disclosures of cash flow information:
Cash paid during the year for Interest	$—	$561

Supplemental disclosures of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock in connection with the purchase of Silent Sword software	$150,000	$—

Conversion of note payable into common stock	$50,000	$15,562

Issuance of warrants in connection with note payable	$5,400	$7,300

See accompanying notes to consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATIONS

Reporting Entity. Inverted Paradigms Corporation (“Inverted” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the business of developing and selling our software Silent Sword.

Name Change. On April 28, 2006 a majority of the stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Inverted Paradigms Corporation and its three wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

Prior to the discontinuation of our operations of Liquidgolf (see Note 4), the Company used the gross method of revenue recognition, as prescribed under EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” as the Company was the primary obligor in the transaction and was obligated to pay the supplier for work performed regardless of whether the customer accepted the product.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Major replacements and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets:

Description	Estimated Useful Lives
Computers and Equipment	3-5 years
Furniture and fixtures	5 years
Software	3 years

Impairment of Long-Lived Assets. The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment and goodwill by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment is recognized by a charge to operations in the period identified. During 2006, management determined the intangibles relating to our Silent Sword acquisition were impaired and accordingly recorded an impairment charge (See Note 10).

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007 as required. The Company does not expect the adoption of this statement to have a significant impact on the Company’s financial position or results of operation.

Share-Based Payments.

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statements of Operations over the remaining service period after the adoption date based on the original estimate of fair value. Results for prior periods have not been restated.

Website Design Costs. Website design costs, if any, include direct costs incurred by the Company to develop and enhance the Company’s website.

Software Development Costs - The Company capitalizes software development costs incurred, if any, to develop certain of the Company’s products in accordance with Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software. All other costs to develop software, either in the preliminary project stage or post implementation stage are expensed as incurred.

Due to Related Parties. Due to related parties represents amounts owed to directors and/or officers for unpaid employee reimbursements and director fees. These amounts are unsecured, non-interest bearing and are due on demand.

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, loan receivable, accounts payable, other current liabilities, due to related parties, and stockholder loans approximates fair value because of the short maturity of those instruments.

NOTE 3 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of approximately $39,600,000 as of December 31, 2006 and has a working capital deficiency as well as a capital deficiency. In addition, the Company has consumed cash in its continuing operating activities of approximately $940,000 and $330,000 for the years ended December 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations. In June 2006, the Company decided to discontinue the operations of a subsidiary, Liquidgolf Holding Corporation, due to the inability to attract affiliates to its golf retail website. As a result, the Company recorded a loss from discontinued operations of $372 and $222,021 during the years ended December 31, 2006 and 2005, respectively.

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2006:

Accrued payroll	$244,366
Accrued interest	46,258
Other	27,845

$318,469

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

Notes payable – stockholders are summarized as follows as of December 31, 2006:

November 2005 – Unsecured promissory note payable for $200,000, interest at 11%, maturity date was April 2006. As additional consideration, 50,000 shares of stock should have been delivered at maturity (Note 8). Note payable is in default and due upon demand as of December 31, 2006.	$200,000

March 2006 – Unsecured promissory note payable for $250,000, interest at 11%, maturity date was April 2006. As additional consideration, 75,000 shares of stock should have been delivered at maturity (Note 8). Note payable is in default and due upon demand as of December 31, 2006.	250,000

July 2006 – Unsecured, non-interest bearing, promissory note payable for $20,000, maturity date was August 2006. Note payable is in default and due upon demand as of December 31, 2006.	20,000

November 2006 – Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date was February 2007. As additional consideration, 150,000 shares of stock should have been delivered at maturity (Note 8).	13,309

November 2006 – Unsecured convertible promissory note payable for $13,309, interest at 12%, maturity date was February 2007. As additional consideration, 150,000 shares of stock should have been delivered at maturity (Note 8).	13,309

November 2006 – Unsecured promissory note payable for $50,000, interest at 12%, maturity date was May 2007. As additional consideration, 150,000 shares of stock should have been delivered at maturity (Note 8).	50,000

Total notes payable – stockholders	546,618

Inverted common stock payable at maturity for various promissory notes	29,019

Total	$575,637

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7– INCOME TAXES

At December 31, 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $38,800,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2019 through 2026.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended December 31, 2006:

2006
Deferred tax assets:
Net operating loss carryforward	$14,700,000
Start-up costs	4,000
Stock based compensation	22,000

Total deferred tax assets	14,726,000
Less valuation allowance	(14,726,000)

Net deferred tax asset	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the years ended December 31, 2006, the increase in deferred tax asset valuation allowance amounted to approximately $604,000.

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

NOTE 8 – STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY)

Common Stock. The Board of Directors has authorized 100,000,000 shares of common stock with a par value of $.001. Each share of common stock entitles its holder to one vote on all matters submitted to vote of the stockholders. The holders of common stock do not have cumulative voting rights or preemptive rights.

2005 Secured Promissory Notes. On July 7, 2005, the Company sold in a private placement, secured promissory notes in the amounts of $5,000 and $10,000 to two stockholders. The note holder has the sole option of converting the principal represented by this note into our common stock at a strike price equal to a 50 percent discount to the average closing bid price of the stock for the ten days immediately prior to the conversion. The notes payable has a conversion feature for which the Company recognized $15,000 to interest expense during the year ended December 31, 2005 as a result of the beneficial conversion feature. On November 28, 2005, we issued 129,595 shares of our common stock to satisfy the principal and accrued interest on the $10,000 promissory note. On December 6, 2005, we issued 57,076 shares of our common stock to satisfy the principal and interest on the $5,000 promissory note.

The Company sold, in a private placement, an unsecured promissory note in the amount of $200,000 to a stockholder in November 2005. At maturity, in addition to the payment of principal and accrued interest, the Company will deliver, as additional incentive for making the loan, 50,000 shares of our common stock. These shares will be restricted securities, as defined by the Securities Act of 1933, as Amended. As of December 31, 2006, the compensation shares have not been issued to the note holder. The November 2005 Loan agreement became effective on November 15, 2005, at which time our stock was trading at $0.10 per share. As a result, $5,000 has been amortized as interest expense though December 31, 2006.

The Company sold, in a private placement, an unsecured convertible promissory note in the amount of $50,000 December of 2005. The note payable has a conversion feature for which the Company recognized $50,000 to interest expense during the year ended December 31, 2005 as a result of the beneficial conversion feature. On December 20, 2006, we issued 1,600,029 shares of our common stock to satisfy the principal and interest on the $50,000 promissory note.

Also, as part of the November and December 2005 note agreements, the broker acquired a warrant as compensation, issued by the Company, to purchase 50,000 shares of common stock at $0.50 per share and the warrant is exercisable at issuance. The fair value of the warrant amounted to $2,300 based on the Black-Scholes pricing model and is being amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

As of December 31, 2006, the fair value of the warrants have been fully amortized with $1,600 and $700 being charged to interest expense for the years ended December 31, 2006 and 2005, respectively.

2006 Promissory Notes. On November 20, 2006, we sold in a private placement, an unsecured promissory note in the amount of $50,000. Interest accrues on the outstanding principal balance from and after November 20, 2006 at a rate of 12% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver 150,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $10,500 and is being amortized over the length of the loan. During the year ended December 31, 2006, approximately $6,000 was included in interest expense in our consolidated statements of operations.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY), CONTINUED

On November 8, 2006, we sold in a private placement, unsecured promissory notes in the amount of $26,618 to two stockholders. Interest accrues on the outstanding principal balance beginning November 8, 2006 at a rate of 12% per annum. At maturity, February 7, 2007, in addition to the payment of principal and accrued interest, we will deliver 300,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $21,000 and is being amortized over the length of the loan. During the year ended December 31, 2006, approximately $12,000 was included in interest expense in our consolidated statements of operations. The compensation shares were issued in July 2007. In addition, this note payable has a conversion feature for which the Company recognized $10,648 of interest expense during the year ended December 31, 2006.

On March 9, 2006, we sold in a private placement, an unsecured promissory note in the amount of $250,000 to a stockholder. Interest accrues on the outstanding principal balance beginning March 9, 2006 at a rate of 11% per annum. At maturity, October 31, 2006, in addition to the payment of principal and accrued interest, we will deliver 75,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. As of December 31, 2006, the compensation shares have not been issued to the note holder. The fair value of these shares amounts to $13,500 and is being amortized over the length of the loan. During the year ended December 31, 2006, $13,500 was included in interest expense in our consolidated statements of operations. As of December 31, 2006 we have defaulted on this loan.

Also, as part of the this transactions, the broker acquired a warrant to purchase 50,000 shares of our common stock at $0.50 per share which is exercisable at issuance. The fair value of the warrant amounted to $5,400 based on the Black-Scholes pricing model and is being amortized over the life of the loan. The Company used the following assumptions in determining this value:

Risk-free rate	5%
Expected life	3 years
Volatility	121%
Dividend Yield	0%

$5,400 has been amortized and changed to interest expense during the year ended December 31, 2006.

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

We incurred $32,500 in fees associated with this transaction that were charged to additional paid-in capital during the year ended December 31, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 294,118 shares of common stock at $0.085 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY), CONTINUED

Stock Purchase Agreement. On April 3, 2006, the Company entered into a stock purchase agreement with an investor (the “Investor II”). This agreement allows the Investor II to purchase a maximum of 35,000,000 shares of common stock of the Company at a purchase price of 20% of the bid price. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The Investor II purchased 3,000,000 shares on April 17, 2006 for $135,000. This agreement expired on September 30, 2006.

We incurred $17,550 in fees associated with this transaction that were charged to additional paid-in capital during the year ended December 31, 2006. Also, as part of this transaction, we issued a warrant as compensation to purchase 300,000 shares of common stock at $0.045 per share and the warrant is exercisable at issuance. The warrants may be exercised in cash or by an exchange of the value thereof as a cashless exercise.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8 – STOCKHOLDER’S EQUITY, CONTINUED

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date
2002	Class A warrants	1,220,000	$1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00

		997,000

2002	Class B warrants	1,220,000	1.50	April - May 2007
2002	Class B warrants cancelled	(160,000)

	Total Class B warrants outstanding	1,060,000
	Total Notes payable warrants outstanding	—

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045

		—

2006	Warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085

		—

2006	Class A warrants	2,941,177	0.085	May 2011

2006	Class B warrants	2,941,177	0.085	May 2011

	Total warrants outstanding	11,807,845

NOTE 9 – RESTRICTED STOCK-BASED COMPENSATION

On March 21, 2006, the Board of Directors adopted the Inverted Paradigms Corporation 2006 Restricted Stock Plan (the “2006 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2006 Annual Meeting. The 2006 Plan was approved by the stockholders on April 28, 2006. The terms of the 2006 Plan provide for grants of restricted stock awards.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 – RESTRICTED STOCK–BASED COMPENSATION, CONTINUED

Under the 2006 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2006 Plan shall be equal to 6,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. The Company has not historically granted stock options to employees. However, for the year ended December 31, 2006, total equity-based compensation of approximately $57,000 was included in operating expense, resulting from the amortization of previously issued restricted stock awards. In addition, the Company expensed $210,000 of restricted stock awards resulting from a grant of 983,618 shares of restricted stock, as described below.

Restricted Stock

During the year ended December 31, 2006, the Company granted the following shares of restricted stock as compensation:

•	600,000 shares were issued to four board members to satisfy $28,000 of previously accrued compensation. These shares have a weighted average grant date fair value of approximately $0.05.

•

250,000 shares were issued to our former CEO as severance payment. These shares have a weighted average grant date fair value of approximately $40,000. This amount has been fully expensed during the year ended December 31, 2006.

•	4,375,000 shares were issued with a value of $400,000. The shares were issued for investor relation expenses that have been fully expensed during the year ended December 31, 2006.

•

285,714 shares were issued as consulting fees to Utek Corporation. The shares were valued at $120,000 and the fees are being amortized over a one year period. In December 2006, this consulting agreement was canceled and 170,645 shares were returned to the Company and $38,329 was expensed during the year ended December 31, 2006.

All of the above restricted stock units vested immediately upon issuance.

NOTE 10 – IMPAIRMENT OF INTANGIBLE ASSETS

In December 2006, the Company recognized an impairment loss on our intangible assets due to the inability to continue selling and developing our software. The impairment loss relates to the Company’s Silent SwordTM software and related trademarks. As a result, the Company recorded an impairment charge of $100,796 in the accompanying consolidated statement of operations for the year ended December 31, 2006.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Settlement Agreement. On February 9, 2006, the Company entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement agreement that required a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised by the Company. The settlement expense of $100,000 is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES, CONTINUED

December 31, 2006. As of December 31, 2006, the Company has paid $75,000 towards this liability, with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006.

Consulting Agreement. On June 9, 2006, the Company entered into an agreement (the “Agreement I”) with Big Apple Consulting U.S.A., Inc. (the “Consultant”) to provide the Company with investor relations and management consulting services for a period of one year. The fees for these services are $75,000 per month. The Company issued 4,750,000 restricted shares on July 17, 2006 to an escrow agent for payment of the monthly fee. The first month’s fee of $75,000 was paid by a third party and charged to additional paid-in capital.

The Consultant also has the right to purchase $1,000,000 of common stock at a 35% discount to the market of the ten day average closing bid price; however, at no time shall the ten day average closing bid price be calculated at a price per share less than $0.40.

Office Lease. On February 7, 2006, the Company committed to a non-cancelable operating lease on operating facilities which expires February 28, 2009. On September 1, 2006, the Company broke this lease and vacated the property. The landlord leased the vacated space to another tenant in December 2006. The Company has accrued $19,774 which is included in accounts payable for the four months of rent outstanding.

NOTE 12 – SUBSEQUENT EVENTS

Consulting Agreement. On May 1, 2007, the Company entered into an agreement (the “Agreement II”) with Consultant to terminate Agreement I. The Agreement II provides that Consultant will be compensated 4,750,000 shares issued to escrow for services performed. These services have been valued at $300,000 and included in General and Administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2006.

Settlement Agreements. In April 2007, the Company settled outstanding payroll with four employees of the Company for $79,000. Half of the funds are to be paid when the Company raises $250,000 in operating capital and the remaining funds are to be paid when a total of $500,000 in operating capital has been raised. Also, as part of these settlements, the employment agreement with Charles Wernicke has been cancelled.

Office Lease. On April 25, 2007, the Company entered into a settlement agreement with its previous landlord for $5,000 to settle the termination of its lease.

2007 Promissory Notes. On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from due to related parties to a promissory note. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2008, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 250,000 shares of our common stock.

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

On July 26 and August 7, 2007, we sold, in a private placement, unsecured convertible promissory notes in the amount of $27,500. Interest accrues on the outstanding principal balance from and after July 27 and August 7, 2007

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS, CONTINUED

at a rate of 5%, plus the prime rate, per annum. At maturity, July 26 and August 7, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.