Form 10QSB
period 2007-09-30
INVERTED PARADIGMS CORP
filed 2007-11-19
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-QSB
__________________________

(Mark One)
XXX	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number: 000-27131

INVERTED PARADIGMS CORPORATION
(Exact name of small business issuer as specified in its charter)
____________________

Delaware (State or other Jurisdiction of Incorporation or Organization)	88-0381258 (IRS Employer I.D. No.)
___________________________

2203 North Lois Avenue, Suite 929
Tampa, FL 33607
(813) 600-4081

(Address, including zip code, and telephone and facsimile numbers, including area code, of
Registrant’s executive offices)
___________________________

NA

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _____   NO  XXX

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of September 30, 2007 was 97,911,324 and there are approximately 618 stockholders of record.

Transitional Small Business Issuer Format: Yes _____ No XXX

INVERTED PARADIGMSCORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (unaudited)
September 30, 2007

Assets

Current assets:
Cash and cash equivalents	$4,181

Total assets	$4,181

Liabilities and Stockholders’ Equity (Capital Deficiency)

Current liabilities:
Accounts payable	$191,844
Other current liabilities	600,998
Notes payable - stockholders	233,537

Total current liabilities	1,026,379

Stockholders’ equity
Common stock, $0.001 par , 100,000,000 shares
authorized, 97,911,324 shares issued and outstanding	97,911
Additional paid-in capital	39,206,663
Accumulated deficit	(40,326,772)

Total capital deficiency	(1,022,198)

Total liabilities and stockholders’ equity (capital deficiency)	$4,181

See accompanying notes to unaudited condensed consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006 As Restated	2007	2006 As Restated

Net sales	$		$320	$160	$320

Cost of sales		300	115	654	115

Gross Profit (loss)		(300)	205	(494)	205

Operating expenses
Sales and marketing		-	12,970	-	30,172
General and administrative		118,901	519,038	140,792	1,353,994
Technology and content		-	1,953	-	12,551
Depreciation and amortization		-	10,956	-	12,164

Loss from operations before other income(expense)		(119,201)	(544,712)	(141,286)	(1,408,881)

Other income (expense):
Interest income		-	-	-	213
Interest expense		(24,453)	(19,305)	(75,687)	(52,386)
Legal Settlement		(400,000)	-	(400,000)	-
Other Income (Expense)		-	-	3,134	-
Total Income (Expense)		(424,453)	(19,305)	(472,553)	(52,173)

Net loss from operations		(543,654)	(564,017)	(613,839)	(1,460,849)

Provision for taxes		-	-	-	-

Net Loss		$(543,654)	$(564,017)	$(613,839)	$(1,460,849)
Net loss per share basic		$(0.01)	$(0.02)	$(0.01)	$(0.06)
Weighted average common shares outstanding		49,552,113	26,328,406	41,672,501	24,527,690

See accompanying notes to unaudited condensed consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2007 and 2006
	2007	2006 Restated
Cash flows from operating activities:
Net loss	($613,839)	($1,460,849)
Adjustments to reconcile net loss to cash
used in operating activities:
Other Amortization of deferred stock-based employee compensation		(27,884) 47,219
Amortization of stock issued for services		56,250
Consulting fee paid		75,000
Stock issued to directors for services		28,000
Stock issued to vendors for services	31,750	154,495
Depreciation and amortization		12,163
Loss on the sale of assets	16,137
Write-off prepaid assets	8,458
Gain on extinguishment of debt	(149,180)
Settlement Accrual Interest expense	400,000 6,042	22,161
(Increase) decrease in operating assets and liabilities:
Other current assets		(7,293)
Prepaid expense	260	(605)
Accounts payable	140,538	303,076
Net cash used in operating activities	(159,834)	(798,267)
Cash flows from investing activities:
Purchase of property and equipment		(18,946)
Sale of property and equipment	1,125	-
Cash acquired in connection with Silent Sword		28,894
Proceeds from collection of loan receivable		10,000
Net cash provided by investing activities	1,125	19,948
Cash flows from financing activities:
Fees paid to issue common stock		(50,050)
Proceeds from the issuance of common stock		-
Proceeds from the issuance of restricted stock		410,000
Proceeds from notes payable to stockholders-Net	161,500	250,000
Net cash provided by financing activities	161,500	609,950
Net increase (decrease) in cash and cash equivalents	2,791	(168,369)
Cash, beginning of period	1,390	169,505
Cash, end of period	$4,181	$1,136

See accompanying notes to unaudited condensed consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Management has been able, thus far, to finance the losses through a series of private placements. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the maintenance of our website and the development of new businesses is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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

Note 2 - Organization

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Inverted Paradigms Corporation and its one wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 - Summary of Significant Accounting Policies, Continued

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

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3 - Summary of Significant Accounting Policies, Continued

The Company adopted FIN 48 effective April 1, 2007. The adoption of this statement had no impact on the Company's financial position or results of operation.

Stock-Based Compensation.  On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

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

Reclassification. Certain amounts in September 2006 were reclassified to conform to the 2007 presentation. The reclassification had no effect on 2006 net loss.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4 - Notes Payable - Stockholders

Notes payable - stockholders are summarized as follows as of September 30, 2007:

November 2006 - Unsecured promissory note payable to for $50,000 including interest at a fixed rate of 12%. The maturity date is May 2007 at which time all principal and interest are due. As additional consideration, 150,000 shares of stock was delivered at maturity. Although the note is past maturity and is in default, the Company is accruing interest. (Note 5).
$ 50,000

March 2006 - Unsecured promissory note payable to for $20,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. As additional consideration, 250,000 shares of stock will be delivered at maturity (Note 5).	22,037

Unsecured convertible promissory note payable to for $30,000 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	30,000

Unsecured convertible promissory note payable to for $10,000 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	10,000

Unsecured convertible promissory note payable to for $50,000 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	50,000

Unsecured promissory note payable to for $50,000 including interest at a fixed rate of 13%. The maturity date is June 2008 at which time all principal and interest are due. $6,000 of the note was repaid in the 3rd Qtr 2007	44,000

Unsecured convertible promissory note payable to for $7,500 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	7,500

Unsecured convertible promissory note payable to for $10,000 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	10,000

Unsecured convertible promissory note payable to for $10,000 including interest at a rate of 5%, plus prime. The maturity date is June 2008 at which time all principal and interest are due. The note is convertible at the option of the lender or borrower at one third of the average closing share price of the stock for the ten days prior to the conversion date (Note 5).	10,000

Total notes payable	$ 233,537

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 - Stockholders’ Equity

2007 Note Conversion, On September 17, 2007 we converted to restricted stock the July 2006 - Unsecured, non-interest bearing promissory note payable for $20,000. The maturity date was August 2006 at which time the principal is due.

2007 Note Conversion, On September 17, 2007 we converted to restricted stock the December 2005 unsecured promissory note payable for $200,000 including interest at a fixed rate of 11%.with the maturity date of April 2006 at which time all principal and interest were due. As additional consideration, 50,000 shares of stock were delivered at maturity.

2007 Note Conversion, On September 17, 2007 we converted to restricted stock the March 2006 unsecured promissory note payable for $250,000 including interest at a fixed rate of 11%.with the maturity date of October 2006 at which time all principal and interest were due. As additional consideration, 50,000 shares of stock were delivered at maturity.

2007 Promissory Notes, On June 4, 2007, we sold, in a private placement, four unsecured convertible promissory notes in the amount of $90,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, June 4, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from accounts payable to a promissory note. Interest accrues on the outstanding principal balance beginning March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we delivered 250,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $14,500 and will be amortized over the length of the loan. $3,625 and $6,042 was included in interest expense of our consolidated statements of operations for the three and nine months ended September 30, 2007, respectively

2006 Promissory Notes, On November 20, 2006, we sold in a private placement, an unsecured promissory note in the amount of $50,000. Interest accrues on the outstanding principal balance beginning March 17, 2007 at a rate of 12% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we delivered 150,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $10,500 and were amortized over the length of the loan. $5,483 was included in interest expense of our consolidated statements of operations for the three and nine months ended September 30, 2007, respectively.

On November 8, 2006, we sold in a private placement, an unsecured promissory note in the amount of $26,618 to two stockholders. Interest accrues on the outstanding principal balance beginning November 8, 2006 at a rate of 12% per annum. At maturity, February 7, 2007, in addition to the payment of principal and accrued interest, we delivered 300,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $21,000 and were amortized over the length of the loan. During the three months ended March 31, 2007, $8,867 was included in interest expense of our consolidated statements of operations. The $26,618 note payable has a conversion feature for which the Company recognized $10,648 to interest expense during the year ended December 31, 2006 as a result of the beneficial conversion feature.

2007 Promissory Notes, On July 26, 2007, we sold, in a private placement, an unsecured convertible promissory note in the amount of $7,500. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, July 26 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

2007 Promissory Notes.On July 26, 2007, we sold, in a private placement, an unsecured convertible promissory note in the amount of $10,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, July 26 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

2007 Promissory Notes.On August 7, 2007, we sold, in a private placement, an unsecured convertible promissory note in the amount of $10,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, August 7, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5 - Stockholders’ Equity, Continued

The following table summarizes our warrants as of September 30, 2007:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date
2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		-

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		-

2006	Class A warrants	2,941,177	0.085	May 2011

2006	Class B warrants	2,941,177	0.085	May 2011

	Total warrants outstanding	11,807,845

	Total proceeds from warrants exercised

Note 5 - Impairment of Intangible Assets

In December 2006, the Company recognized an impairment loss on our intangible assets due to the inability to continue selling and developing our software. The impairment loss relates to the Company’s Silent SwordTM software and related trademarks. As a result, the Company recorded an impairment charge of $100,796 for the year ending December 31, 2006.

Note 6 - Commitments and Contingencies

Settlement Agreement, On February 9, 2006, we entered into a settlement agreement with a stockholder. This stockholder had priority rights with Delta Insights, LLC (“Delta”) in that he was to be returned his $100,000 investment in Delta in the event of the sale of Delta’s technology. When Delta sold its Silent Sword™ software to the Company, the shareholder believed he was entitled to the return of his investment. To avoid any litigation, the Company entered into a settlement agreement that required a cash payment of $25,000 paid immediately and a $75,000 payment to be made as funds are raised by the Company. The settlement expense of $100,000 and $0 is included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2007. As of March 31, 2007, we have paid $75,000 with the unpaid portion of $25,000 included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2007 and 2006, respectively.

Settlement Agreement, On August 22, 2007 we entered into a settlement agreement with White Star for cancelling the May 30, 2006 subscription agreement for the purchase of 2,941,177 of common stock for $250,000 and the issuance of two classes of warrants. Class A warrants allowing the purchase of 2,941,177 shares at $0.25 a share and Class B warrants allows the purchase of 2,941,177 shares at $0.35 a share. The Company expects to reverse split the stock within the next 90 days and agrees to pay White Star with $350, 000 of restricted common stock and $50,000 for the cancellation of the May 30, 2006 subscription and the Class A and B warrants including the release and non-effect of the Favored Nations clause in the subscription agreement which adversely affected our financing abilities. After one year from this agreement, if the value of the restricted stock is less than the $350,000, the Company has the option of issuing additional shares to bring the value of White Star’s holdings uo to $350,000 or re-purchasing the $350,000 of shares for cash.

INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6 - Commitments and Contingencies, Continued

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

Note 7 - Going Concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring deficits in the past few years and has large accumulated deficits has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

Note 8 - Subsequent Events

On October 2, 2007, the company entered into an agreement with GAMI, LLC for the sale of all tangible and intangible property relating to Silent Sword software together with 750,000 shares of 1 for 100 post split common shares of the Registrant for the combined purchase price of $150,000. The stock is considered restricted securities as defined by Rule 144 promulgated under the Securities Act of 1933, as amended.

During the fourth quarter of 2007, the company decided to make significant changes in its business strategy. We formed Transfer Technology International, Inc, a new wholly owned subsidiary in the business of technology transfer.

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

Plan of Operation

We plan to grow our business with the formation of the wholly owned subsidiary Transfer Technology International, Inc. The mission is to seek out the most promising research technologies and commercialize those technologies with world class business partners to deliver outstanding financial results.

Based upon the Company’s current level of revenues and cash position, we will need to raise additional capital in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including raising additional funding through an equity or debt financing. We have sold in private placements restricted stock and obtained debt financing to raise these additional funds in 2007. There can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case, cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Cash Requirements

We believe we will need an additional $837,000 to continue operations over the next twelve months. These expenses include the following:

Marketing	$ 100,000
Officers’ salaries and related taxes	300,000
Other general and admin expenses	100,000
Payroll and related taxes	75,000
Liability insurance	50,000
Legal, accounting and other professional fees	100,000
Rent	25,000
Travel	40,000
Director fees	40,000
Web design and hosting	2,000
Other computer and office equipment	5,000

Total	$ 837,000

If we are unable to raise the required capital, we will need to reduce current and expected expenses in the future. The most significant reduction would be in marketing of our product. This may greatly reduce our ability to generate sales. If additional capital is raised, we plan to use the capital to accelerate our ability to execute our new business plan, making portfolio investments in technology and repay our obligations.

Results of Operations

Comparison of the three and nine months ended September 30, 2007 and September 30, 2006.

CONDENSED CONSOLIDATED FINANCIAL INFORMATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 As Restated	2007	2006 As Restated
Revenue	$ -	$ 320	$ 160	$ 320
Cost of Revenue	(300)	(115)	(654)	(115)
Selling, General and Administrative	(118,900)	(544,917)	(140,792)	(1,408,881)
Interest Income (Expense)	(24,454)	(19,305)	(75,687)	(52,173)
Legal Settlement	(400,000)	-	(400,000)	-
Other Income			3,134
Net Loss	$(543,654)	$(564,017)	$(613,839)	$(1,460,840)

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006.

Net Revenue. We have had minimal revenue for the three months ended September 30, 2007 and 2006. The product was still in development on 2006.

Cost of Sales. Cost of sales from operations was $300 in 2007. These costs are the resulting credit card processing fees.

 General and administrative expenses. General and Administrative expenses decreased by $26,000. This decrease can be attributed to the reduction of cost associated with salaries, contractors, investor relations and marketing of our new product. We have not had the means to continue funding these activities in 2007. We also had an increase in general and administrative expense from gain related to settlement of debt and settlements from employee payroll.

Interest income and expense, net. Net interest income from bank savings was $0 and $0 for 2007 and 2006, respectively. The net interest expense from loans and stock compensation were $24,500 and $14,700 in 2007 and 2006, respectively.

Loss on discontinued operations. In September 2006 we discontinued the operation of our golf business. The business has had limited operations since closing its store in February

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006.

Net Revenue. We have sold four copies of our software in 2007 and the product was still in development on 2006..

Cost of Sales. Cost of sales from continuing operations was $654 in 2007. These costs are the resulting credit card processing fees.

 General and administrative expenses. General and Administrative expenses decreased by $25,511. This decrease can be attributed to the reduction of cost associated with salaries, contractors, investor relations and marketing of our new product. We have not had the means to continue funding these activities in 2007. We also had an increase in general and administrative expense from gain related to settlement of debt and settlements from employee payroll.

Liquidity and Capital Resources

We had cash balances totaling approximately $4,181 as of September 30, 2007. Historically, our principal source of funds has been cash generated from financing activities.

We believe that we will require an additional $837,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We currently intend to satisfy our long-term liquidity requirements from cash flow from operations and to the extent such funds are insufficient, we must raise additional funds to sustain operations.

Cash flow from operations. Our new operating strategy should take significant time to recognize a positive cash flow to sustain business and investment needs.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3A(T) - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

(c) On August 4, 2007, we sold, in a private placement, one unsecured convertible promissory notes in the amount of $10,000. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, August 4, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

On July 26, 2007, we sold, in a private placement, two unsecured convertible promissory notes in the amount of $17,500. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 5%, plus the prime rate, per annum. At maturity, July 26, 2008, the lender or the borrower have the option of converting the notes to restricted common stock at one third of the average closing share price of the stock for the ten days prior to the conversion date.

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

On March 16, 2007, we entered into an unsecured promissory note in the amount of $22,037 with our former Chief Executive Officer to convert unpaid employee reimbursements from accounts payable to a promissory note. Interest accrues on the outstanding principal balance from and after March 16, 2007 at a rate of 10% per annum. At maturity, March 17, 2007, in addition to the payment of principal and accrued interest, we will deliver as additional incentive for making the loan, 250,000 shares of our common stock. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $14,500 and will be amortized over the length of the loan. $3,625 and $6,042 was included in interest expense of our consolidated statements of operations for the three and nine months ended September30, 2007, respectively.

On November 8, 2006, we sold in a private placement, an unsecured promissory note in the amount of $26,618 to two stockholders. Interest accrues on the outstanding principal balance beginning November 8, 2006 at a rate of 12% per annum. At maturity, February 7, 2007, in addition to the payment of principal and accrued interest, we will deliver 300,000 shares of our common stock as additional incentive for making the loan. The stock is considered restricted securities as defined by the Securities Act of 1933, as amended. The fair value of these shares amounts to $21,000 and were amortized over the length of the loan. During the three months ended March 31, 2007, $8,867 was included in interest expense of our consolidated statements of operations. The $26,618 note payable has a conversion feature for which the Company recognized $10,648 to interest expense during the year ended December 31, 2006 as a result of the beneficial conversion feature. On September 17, 2007 we converted the note to restricted stock.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

______
EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

_
•	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERTED PARADIGMS CORPORATION

Dated: November 19, 2007
By: /S/ Christoph Trina
Name: Christoph Trina
                                                                                          Title: Principal Executive Officer
                                                                                          Principal Financial Officer
                                                                                          Principal Accounting Officer

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

_______

* Filed herewith.