Form 10KSB
period 2007-12-31
Transfer Technology International Corp.
filed 2008-04-14
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2203 North Lois Avenue, Suite 929 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (813) 600-4081

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12 (g) of the Act:  $0.001 par value common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

State issuer’s revenues for its most recent fiscal year.  $160.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 10, 2008 is $8,823,762.

The number of shares of the issuer’s Common Stock outstanding as of April 11, 2008 is 12,640,692.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE ONE FOR ONE HUNDRED REVERSE SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON DECEMBER 7, 2007.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.

FORM 10-KSB

PART I

Item 1. Description of Business

History

We were incorporated under the name “DP Charters” in Nevada on December 18, 1997.  On April 18, 2002, we changed our name to “Nomadic Collaboration International, Inc.” Effective May 30, 2003, LGC Acquisition Company, a Delaware corporation and wholly owned subsidiary of Nomadic Collaboration International, Inc., a Nevada corporation, merged with and into LiquidGolf Corporation, a Delaware corporation, such that LiquidGolf Corporation was the surviving entity, and by virtue thereof, LiquidGolf corporation became a wholly owned subsidiary of Nomadic Collaboration.  On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. As a result of the merger, the name of the Company changed to LiquidGolf Holding Corporation.  Our business operations at this time became the sale of golf equipment.

On August 12, 2004, we determined to change the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect our business decision to diversity our business operations beyond the sale of golf equipment.  As part of this effort, in January 2006, we purchased the Silent SwordTM software and all trademarks, service marks, and logos.  On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation to reflect our business direction of developing the Silent SwordTM software.  Eventually we were not successful in achieving commercially viable operations in the sale of golf equipment or in the sale software.  We discontinued the sale of golf equipment in August of 2006 and the sale of software in March of 2007.  On October 2, 2007, we entered into an agreement with GAMI, LLC to purchase the Silent SwordTM software and thereafter consummated the sale.

In September, 2007, it was determined to focus business interests on researching, developing and commercializing innovative, leading-edge technologies.  On September 7, 2007, Mr. Chris Trina was hired to be our CEO to pursue this business direction since he was experienced in this industry.  Our name would eventually be changed to Transfer Technology International Corp. (“TTIN”) to reflect this business direction.

Transfer Technology

TTIN’s goal is to build a large intellectual properties portfolio and develop effective commercialization strategies that will lay the groundwork for the company’s future growth and success. To execute this business plan, the company plans to: (1) identify, evaluate and acquire promising technologies; (2) assess the potential market for each technology and recruit likely business partners; and (3) capitalize on the technology potential through commercialization.

During the first quarter of 2008, TTIN acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year. Both of these technologies address large markets and offer significant sales opportunities. A study by CCT Technologies estimates that rust damage costs U.S. businesses approximately $276 billion annually. Regarding citrus canker, the U.S. Department of Agriculture has spent more than $436 million since 2000 on citrus canker eradication efforts.  In addition, the company is currently evaluating a third patent for possible acquisition.

TTIN plans to research, develop and commercialize innovative, leading-edge technologies through the acquisition of licenses and the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration. The company will also help clients identify and acquire development-stage technologies and processes that can enhance the client’s business in exchange for milestone and royalty payments.

Three-fold strategy for technology acquisition

The company seeks to identify technologies that represent a significant advance over existing technologies, address an established market and are socially responsible.  TTIN plans to pursue technology licensing opportunities in the government, academic and private sectors:

1. TTIN intends to negotiate Cooperative Research and Development Agreements (CRADA) with the Department of Energy, Department of Agriculture and other federal agencies. As part of these agreements, the company will fund research and development of technologies discovered by scientists employed by these government agencies;

2.  In the academia market, TTIN plans to target numerous “orphaned” inventions and technology improvements. Approximately 70 percent of university patents never find a practical application or a commercial market;

3. TTIN will also search for licensing opportunities in the private sector by evaluating new technologies and entering into licensing agreements with developers.

First two patents acquired in the first quarter of 2008:

Flash Off rust preventative targets multi-billion dollar corrosion market

Flash Off rust preventative (U.S. patent number 7,008,910) inhibits flash rusting on low carbon steel.  Applications for this product include structural steel, marine vessels, offshore structures, marine terminals, cranes, bridges, storage tanks, pipelines and potable water storage tanks. Rusting and corrosion adversely affect the performance of unprotected steel and may eventually result in structural failures. The U.S. Navy has conducted extensive tests of Flash Off that yielded favorable results.  Sherwin Williams is currently evaluating Flash Off with its line of coatings.

A study titled “Corrosion Costs and Preventive Strategies in the United States” conducted by CCT Technologies with support from the Federal Highway Administration and National Association of Corrosion Engineers estimates total direct cost of corrosion damage at $276 billion annually.

Canker Kill product protects citrus groves

Canker Kill is an environmentally-friendly spray that protects citrus groves from a group of diseases commonly known as citrus canker.  ABC Research Corporation lab tested Canker Kill and found it effective against the Xanthomonas bacteria. Field tests by Glades Crop Care Inc. indicated Canker Kill was more effective than traditional copper spray treatments and much better than leaving trees untreated. Canker Kill also reduces or stops the growth of spoilage-causing micro-organisms such as Gram-positive bacteria, Gram-negative bacteria, mold, yeast and spores. As a result, Canker Kill has potential applications in the food and beverage processing industries.

Citrus canker is a disease that causes lesions on the leaves, stems and fruit of citrus trees, including lime, orange and grapefruit. Eradicating canker is extremely costly and typically involves burning citrus orchard trees. Since 2000, the U.S. Department of Agriculture has spent $436 million compensating commercial citrus growers in Florida for losses resulting from citrus canker eradication efforts.

Growth outlook

The company plans to raise $6 million in capital, which will be used to commercialize Flash Off and Canker Kill and pursue additional technologies. During 2008, TTIN plans to build its presence in the technology transfer market, negotiate agreements with research partners and complete the acquisition of additional patents.

By year-end 2009, TTIN anticipates having technology transfer agreements covering 20 to 30 projects.  In addition, the company expects to begin commercializing some products. In 2010, management expects TTIN to report revenue from investments in 50 to 60 research projects. Assuming these goals are achieved, management forecasts 2010 revenues of $4.5 million and operating profits of $1.5 million.

Management team and Scientific Advisory Board

The company’s CEO Chris Trina was introduced to UTEK Corp., a leading technology transfer company, during his tenure as senior vice president of sales at GunnAllen Financial Inc. Mr. Trina was responsible for almost $1.5 million of an approximate $6 million private capital raise for UTEK. Schneider Securities took UTEK public in 2000. Early UTEK investors have benefited from the company’s growth from an initial market capitalization of $22 million in 2000 to over $100 million in 2008.

Intrigued by the UTEK business model and how well his private investors did, Mr. Trina followed the company’s development closely. After five years of watching and studying and being involved in UTEK, he decided to replicate many of UTEK’s successful strategies at  TTIN while replacing those components of the UTEK plan that have proved less effective.

In addition, Mr. Tina has helped build a strong Scientific Advisory Board for evaluating new technologies. TTIN’s expert advisors include: Dr. Sandy W. Shultz MD, vice chairman of the Department of Radiology at  Brandon Regional Hospital in Brandon, Florida; Todd Timmerman, an Intellectual Property Law Specialist certified by the Florida Board of Legal Specialization and Education, with significant expertise in intellectual property and  corporate litigation; and Gary L. Harrison who retired as president/COO of the Mrs. Smith's Frozen Foods Division of Flower's Foods Inc. in 2002.

Industry and Market opportunity

Technology transfers begin with the notion that in a world of widely distributed knowledge, companies cannot afford to rely entirely on their own research efforts, but should instead seek to acquire or license relevant processes or patents from other companies. In addition, internally developed technologies not used by the company should be monetized through licensing, joint ventures or spin-offs.

The transfer technology market includes virtually every university, research facility, government agency and private enterprise worldwide where new technologies are researched. This market consists of literally thousands of facilities researching tens of thousands of new technologies across a broad spectrum of industries.

Stanford University alone filed more than 300 patents in 2004, and has spun off technologies that helped build well-known companies such as Google, Sun Microsystems, Netscape, Cisco Systems and Yahoo. Each year, the Massachusetts Institute of Technology executes almost 100 licenses. The Georgia Institute of Technology in Atlanta, the University of Wisconsin in Madison, and Carnegie Mellon University in Pittsburgh have dedicated considerable resources to building productive technology transfer businesses. Universities receive hundreds of millions of dollars in royalties each year from businesses that have licensed and commercialized their inventions through technology transfers.

TTIN is a development-stage technology transfer company focused on researching, developing and commercializing innovative, leading-edge technologies.  The company identifies and acquires promising technologies, knowledge and/or capabilities developed by academia, governmental research or private enterprises, and utilizes these technologies to address unmet needs in the public and private sector through commercialization.

Employees

At the present time TTIN has five employees.

Item 2. Description of Property

All of our operations are based in our facility located at 2203 North Lois Avenue, Suite 929, Tampa, FL 33607. Our rent for this location is approximately $2,200 per month.  Our personal property consists of computer equipment and office furniture.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

On September 18, 2007, stockholders holding 56.8% of the issued and outstanding common shares of TTIN submitted their written consent to resolutions stating that:

•	The name of the corporation should be changed to Transfer Technology International Corp.
•	The issued and outstanding shares of the corporation should be reverse split on a 1 for 100 basis.
•	The authorized common shares of the corporation should be increased to 250,000,000.

With regard to the written consents, appropriate filings were made with the U.S. Securities and Exchange Commission and appropriate notifications were mailed to the shareholders pursuant to Delaware law.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Trading Market

Our common stock is quoted in the Pink Sheets under the symbol “TTIN.PK”.  The following table presents the range of high and low quotations during the past two years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	High	Low
12/31/2007	$2.00	$0.10
9/30/2007	$2.00	$0.10
6/30/2007	$5.80	$0.10
3/31/2007	$7.00	$5.80
12/31/2006	$9.00	$5.00
9/30/2006	$50.00	$5.00
6/30/2006	$50.00	$20.00
3/31/2006	$51.00	$16.00

When reading the above table, it should be noted that our common equity was reverse split on a 1 for 100 basis effective December 7, 2007.  On April 10, 2008, our stock closed at the bid price of $1.08.

Holders of our common stock

As of the date of this report, we have 573 registered shareholders.

Dividends

There are no restrictions in our Certificate of Incorporation or bylaws that restrict us from declaring dividends.  However, we are prohibited from declaring dividends where, after giving effect to the distribution of the dividend:

1.  We would not be able to pay our debts as they become due in the usual course of business; or

2.  Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Item 6. Management’s Plan of Operation

Operations

The presentation under this Item 6 consists only of our plan of operation for the next 12 months since revenue for the past two years is diminimous and since we completely changed our business operations in September of 2007.

The technology transfer market is enormous and includes virtually every university, research facility, government agency and private enterprise in the world where new technologies are developed. Thousands of facilities are researching tens of thousands of new technologies each day. Breakthroughs in medicine, communications, Internet technologies, engineering, entertainment, health sciences, energy and virtually all other industries have resulted from technology transfer agreements.

Our business model is based upon the fact that the innovators of new technologies are generally not adept at making those technologies available to and commercially viable in the real world.  What we plan to do is match up new technologies and innovations with developers that have the knowledge and capacity to put new technology to work.  Our management has observed and worked with companies that have been very successful in the industry and yet the surface and barely been scratched considering the potential that is available in this field.

Our plan during the next twelve months is to aggressively pursue this business model.  In the first quarter of 2008 we have acquired the rights to two impressive technologies that have vast capabilities for commercial development.  We expect to have 20 to 30 projects within the next 20 months.  For this to occur we must obtain 12 to 15 projects within the next 12 months.

We will build a portfolio of intellectual properties and develop effective commercialization strategies that will lay the groundwork for its future growth through the following three steps:

1.
Technology identification, evaluation and acquisition. The company plans to identify and acquire the best new technologies. To accomplish this, TTIN has created a Scientific Advisory Board to evaluate new technologies and report its findings to TTIN’s management team.

2.
Market analysis and identification of potential business partners. TTIN’s management team will take information about licensable technologies to business leaders in the appropriate industry to determine market potential and then identity and negotiate agreements with business partners who can help deliver the technology to end-users.

3.
Capitalize on technology value. The company plans to take advantage of early monetization opportunities and collaborate with scientists and business partners who can help the company realize the new technology’s full market potential. Milestone and royalty payments from developed technologies will provide the funding for pursuing new opportunities.

Liquidity and Capital Resources

Starting basically from scratch and given the time it takes technologies to penetrate new markets, we do not expect material revenues to commence until 2010.  Therefore we plan on raising $6,000,000 for the purpose of aggressively pursuing our business model until we have significant revenues in 2010.  We will need $1,500,000 to meet our cash needs in the next twelve months.  Of this amount, $900,000 will be used for operating expenses and $600,000 will be used for technology and patent procurement.  Operating expenses will include without limitation salaries, travel, rent and  payment for outside testing when necessary to investigate new technologies.  We also incur significant professional expenses for accounting and legal fees to maintain the status of our public corporation.

As of April 11, 2008, we have a cash position of approximately $98,000.  We expect this will meet the cash needs of the company for the next 30 days at which time we will need to have been successful in raising additional capital through the sale of our common stock.  We are currently pursuing private sales of our equity capital and plan on expanding our private fund raising efforts to obtain the full $6,000,000 in funding so we can leave off our constant need to raise capital and pursue our technology acquisition business plan.  If we are successful, as we believe we will be, we project revenues of $4,500,000 in the year 2010 against expenses of $3,000,000 for an operating profit of $1,500,000.  However, this goal will not be obtained unless we are successful in raising the $6,000,000.  If we are not successful in raising additional capital, we may need to discontinue our business plan and look for other less capital intensive business opportunities.  It will take a minimum of $500,000 in new capital during the next twelve months to just maintain the public nature of corporation in good standing without even being able to develop the business side of our operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward-Looking Statements:

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Plan of Operation” and “Description of Business” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-KSB, could cause our  results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and  their assets and  personnel into our business, our fixed obligations, our dependence on new capital to fund  our growth strategy,  our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.  TTIN, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7. Financial Statements

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS:                                          Pages

Reports of Independent Registered Public Accounting Firm                            11 - 12

Consolidated Balance Sheet as of December 31, 2007                                   13

Consolidated Statements of Operations for the Years Ended
December 31, 2007 and 2006                                                     14

Consolidated Statement of Stockholders’ Deficit for the Years
Ended December 31, 2007 and 2006                                                 15

Consolidated Statement of Cash Flows for the Years
Ended December 31, 2007 and 2006                                                                                                                            16

Notes to Consolidated Financial Statements                                               17 – 25

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ  08053-4168
(856) 346-2828  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TRANSFER TECHNOLOGY INTERNATIONAL CORP.
Tampa, FL

We have audited the accompanying consolidated balance sheet of Transfer Technology International Corp.(the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transfer Technology International Corp., as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2007 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey

April 10, 2008

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS
AN INDEPENDENTLY OWNED MEMBER OF THE RSM McGLADREY NETWORK

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
Inverted Paradigms Corporation (currently known as
Transfer Technology International Corp.):

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006 of Inverted Paradigms Corporation and subsidiaries (currently known as Transfer Technology International Corp.).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Inverted Paradigms Corporation and subsidiaries (currently known as Transfer Technology International Corp.) and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception and has a working capital deficiency as well as a capital deficiency.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
Orlando, Florida
August 23, 2007

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
2007

CURRENT ASSETS
Cash	$1,915
Other assets	2,862
Total current assets	4,777

TOTAL ASSETS	$4,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$146,730
Other current liabilities	347,053
Liabilty for stock to be issued	15,000
Notes payable	107,037

Total current liabilities	615,820

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2007
and 6,243,982 shares issued and outstanding
at December 31, 2007	6,243
Subscription receivable	(1,449)
Additional paid-in capital	40,674,740
(Accumulated deficit)	(41,290,577)
Total stockholders' deficit	(611,043)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,777

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES
Net sales	$160	$480
Cost of sales	(834)	(336)
Gross Profit (loss)	(674)	144

COSTS AND EXPENSES
Selling, general and administrative	337,802	1,907,062
Impairment of intangible assets and other	16,137	100,796
Total costs and expenses	353,939	2,007,858

NET LOSS BEFORE OTHER INCOME (LOSS)	(354,613)	(2,007,714)

OTHER INCOME (LOSS)
Interest income	-	241
Interest expense	(823,048)	(106,351)
Legal settlement - contract	(400,000)	-
Total other income (loss)	(1,223,048)	(106,110)

LOSS FROM CONTINUING OPERATIONS	(1,577,661)	(2,113,824)

LOSS FROM DISCONTINUED OPERATIONS	-	(372)

LOSS BEFORE PROVISION FOR INCOME TAX	(1,577,661)	(2,114,196)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(1,577,661)	$(2,114,196)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(2.11)	$(6.85)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	748,872	308,863

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total

BALANCE, DECEMBER 31, 2005	134,201	$134	$37,352,684	$(37,598,720)	$-	$(245,902)

Deferred stock based employee compensation	-	-	57,706	-		57,706

Issuance of common stock for directors' fees	6,000	6	27,994	-		28,000

Issuance of common stock for conversion of promissory notes			58,385	-		58,401

Issuance of common stock for purchase of Silent Sword			149,900	-		150,000

Issuance of common stock for services	47,898	48	539,026	-		539,074

Contributions from stockholder for payment of services			75,000	-		75,000

Cashless warrant exercise	10,000	10	(10)	-		-

Sale of common stock, net of issuances	62,353	62	359,888	-		359,950

Issuance of warrants in connection with	-	-	5,400	-		5,400
promissory notes

Interest on beneficial conversion feature of promissory note			10,648	-		10,648

Net loss for the year ended December 31, 2006				(2,114,196)	-	(2,114,196)

BALANCE, DECEMBER 31, 2006	376,451	376	38,636,621	(39,712,916)	-	(1,075,919)

Issuance of common stock for conversion of notes payable			1,122,644			1,124,252

Common stock issued for maturity of note	1,500	15	10,350			10,365

Issuance of common stock for compensation expense			75,225			75,313

Issuance of common stock for settlement of contract			679,150			680,000

Issuance of common stock for stock subscriptions			1,500			4,056

Issuance of common stock for settlement of contract			149,250			150,000

Stock subscription receivable					(1,449)	(1,449)
	-
Net loss for the year ended December 31, 2007				(1,577,661)	-	(1,577,661)

BALANCE, DECEMBER 31, 2007	6,243,957	$6,243	$40,674,740	$(41,290,577)	$(1,449)	$(611,043)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,577,661)	(2,114,196)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of deferred stock-based employee compensation	-	57,706
Amortization of deferred stock-based employee compensation	-	539,074
Consulting fee paid by stockholder	-	75,000
Stock issued to directors for services	-	28,000
Stock issued to vendors and compensation compensation	75,313	-
Depreciation and amortization	-	23,119
Loss on sale of asset	16,137	-
Interest resulting from beneficial conversion feature of notes payable	749,789	10,648
Impairment of intangible assets	-	100,796
Non cash interest on promissory notes	-	41,050

Changes in Certain Assets and Liabilities
Other current assets	-	9,267
Other assets	-	(80)
(Increase) in prepaid expenses	(2,622)	-
(Decrease) accounts payable	(18,487)	(39,203)
Increase accrued expenses - net	425,500	274,914
Due to related parties	-	34,383

Net cash (used in) continuing operating activities	(332,031)	(959,522)
Net cash provided by discontinued operations	-	64,891

Net cash used in operating activities	(332,031)	(894,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(18,946)
Cash acquired in connection with Silent Sword	-	28,894
Proceeds from collection of loans	-	10,000
Sale of asset	150,000	-

Net cash provided by investing activities	150,000	19,948

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	19,056	359,950
Proceeds from notes payable to stockholders -net	163,500	346,618

Net cash provided by financing activities	182,556	706,568

NET INCREASE (DECREASE) IN CASH	525	(168,115)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,390	169,505

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,915	$1,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Issuance of 10,000,000 of common stock in connection with purchase of Silent
Sword software	$-	$150,000
Conversion of note payable or accounts payable into common stock	$1,214,828	$50,000
Issuance of warrants in connection with note payable	$-	$5,400

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1 - Organization
Reporting Entity. Transfer Technology International Corp. (the “Company”) was previously known as Inverted Paradigms Corporation (“Inverted Paradigms” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re-incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the process of seeking new technology.

Name Change.On September 18, 2007 a majority of the stockholders approved changing the name of the Company from Inverted Paradigms Corporation to Transfer Technology International Corp.

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of  $41,290,577 as of December 31, 2007. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a series of private placements. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the seeking of new technology is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans to raise capital provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation

 The consolidated financial statements include the accounts of Transfer Technology International, Corporation and its one wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
Note 3 - Summary of Significant Accounting Policies (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Impairment of Long-Lived Asset

 The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment and goodwill by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment is recognized by a charge to operations in the period identified.. During 2006, management determined the intangibles relating to our Silent Sword acquisition were impaired and accordingly recorded an impairment charge (See Note 6). The company wrote off $16,137 in 2007

Income Taxes

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
Note 3 - Summary of Significant Accounting Policies (CONTINUED)

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

 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, loan receivable, accounts payable, and other current liabilities approximate fair value because of the short maturity of those instruments.

Reclassification

Certain amounts in December 31, 2006 were reclassified to conform to the 2007 presentation. The reclassification had no effect on 2006 net loss.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a  transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
3. Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115,
“Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively.  Management believes this will have no material impact on Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  The Company has no defined benefit pension plans at this time and therefore this pronouncement has no effect on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).  Management believes this will have no material impact on Company’s financial condition and results of operations.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 4 - Notes Payable

Notes payable are summarized as follows as of December 31, 2007:

Amount
November 2006 - Unsecured promissory note payable to for $50,000 including interest at a fixed rate of 12%. The maturity date is May 2007 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	$50,000
March 2006 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. As additional consideration, 250,000 shares of stock will be delivered at maturity .	22,037
Unsecured promissory note payable to for $50,000 including interest at a fixed rate of 13%. The maturity date was September 2007 at which time all principal and interest were due. $6,000 of the note was repaid in the 3 rd Qtr 2007, $38,000 repaid in the 4th Qtr 2007.	6,000
Unsecured convertible promissory note payable to for $25,000 including interest at a rate of 13%. The maturity date is February 2008 at which time all principal and interest are due.	25,000
Unsecured convertible promissory note payable to for $25,000 including interest at a rate of 13%. The maturity date is January 2008 at which time all principal and interest are due.	4,000
Total notes payable	$107,037

Note 5 - Stockholders’ Equity

The Company had 250,000,000 and 100,000,000 authorized shares of common stock as of December 31, 2007 and 2006 respectively The Company had 6,243,987 and 376,451 shares of common stock issued and outstanding as of December 31, 2007 and 2006 respectively. The par value of the shares was $.001 per share. The shares have been retroactively restated to account for the reverse stock split effective December 7, 2007.

2006

The Board of Directors declared a 100 to 1 reverse stock split on December effective December 7, 2007.  The number of shares issued and outstanding has been reclassified to reflect the 100 to 1 reverse stock split. During the year ended December 31, 2006 the Company issued 100,000 shares of common stock for the purchase of a software system at a market value of $150,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 5 - Stockholders’ Equity (Continued)

2006 - (continued)

During the year ended December 31, 2006 the Company issued 6,000 shares of shares of common stock to 4 board members to satisfy $28,000 of previously accrued compensation. These shares had an average weighted grant date of fair market value of approximately $5.00.

During the year ended December 31, 2006 the Company issued 47,898 shares of common stock as compensation to executives and consultants.  The shares issued included 2,500 shares issued to the former CEO as severance pay the shares had an approximate value of $40,000.  43,750 shares were issued with a value of $400,000 for investor relation expenses. 1,648 shares were issued as consulting fees for an approximate value of $99,074.

During the year ended December 31, 2006 the company sold and issued 62,353 shares of common stock at an approximate value of  $359,950 to several investors.

Warrant Exercise. On July 13, 2006, 594,118 warrants were exercised in a cashless exercise. As a result of this transaction, the Company issued 10,000 shares of common stock

On December 20, 2006, the company issued 16,000 shares of its common stock to satisfy the principal and interest left on an older promissory note.

2007

During the year ended December 31, 2007 the company issued 1,622,541 shares of common stock for conversion of notes payable. The common stocks were issued at an market value of  $.70 per share.  The company included  $419,789 in beneficial interest expense in its consolidated statement of operations.

 During the year ended December 31, 2007 the company issued 88,382 shares of common stock for compensation expense. The common stocks were issued at an average market value of  $.85 per share.

The company issued 850,000 shares of common stock for settlement of the outstanding amount of  $350,000 in connection with entering into a settlement agreement on August 22, 2007. The shares were issued at  $.80 per share for a total value of $680,000. The company included $330,000 in beneficial interest expense in its consolidated statement of operations.

During the year ended December 31, 2007 the company issued stock subscribers   2,556,583 shares of common stock at par value of $.001 per share.

The company issued 750,000 shares of common stock for settlement of a  $150,000 sale contract with Silent Sword. The shares were issued at  $.20 per share for a total value of $150,000.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 5 - Stockholders’ Equity, Continued

The following table summarizes our warrants as of December 31, 2007:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2002	Class A warrants	1,220,000	1.00	April – May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00
		997,000

2002	Class B warrants	1,220,000	1.50	April – May 2007
2003	Class B warrants cancelled	(160,000)
		1,060,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. – Oct. 2007

2004	Expired	3,718,491	0.75
		-

2005	Broker warrants	50,000	0.5	Dec. 2008

2006	Broker warrants	50,000	0.5	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		-

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		-

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		-

2006	Class B warrants	2,941,177	0.085	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.085
		-

Total warrants outstanding		2,207,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 6 - Impairment of Intangible Assets
In December 2006, the Company recognized an impairment loss on our intangible assets due to the inability to continue selling and developing our software. The impairment loss relates to the Company’s Silent Sword TM software and related trademarks. As a result, the Company recorded an impairment charge of $100,796 for the year ending December 31, 2006.

Note 7 – Other Current Liabilities

The Company has accrued $238,000 in accrued payroll, $18,245 in payroll taxes and $ 90,808 in other debts.

Note 8  - Settlement  of  consulting contract

During the year ended December 31, 2007 the company settled a contract dispute in the amount of $400,000. The Company paid $50,000 in cash and issued shares for the remaining $350,000  (See Note 5).

NOTE 9 – RESTRICTED STOCK-BASED COMPENSATION

On March 21, 2006, the Board of Directors adopted the Inverted Paradigms Corporation 2006 Restricted Stock Plan (the “2006 Plan”) and recommended that it be submitted to our stockholders for their approval at the 2006 Annual Meeting. The 2006  Plan was approved by the stockholders on April 28, 2006. The terms of the 2006 Plan provide for grants of restricted stock awards

Under the 2006 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2006 Plan shall be equal to 6,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the awards on the grant date. The Company elected the “modified prospective method” of transition as permitted by SFAS No. 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to adoption are not restated. The Company has not historically granted stock options to employees. However, for the year ended December 31, 2006, total equity-based compensation of approximately $57,000 was included in operating expense, resulting from the amortization of previously issued restricted stock awards. In addition, the Company expensed $210,000 of restricted stock awards resulting from a grant of 9,836 shares.

Note 10 - Subsequent Events

On February 7, 2008 the Company issued an aggregate of 3,483,801 shares of common stock to a total of 23 persons and /or entities. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

On March 4, 2008 the Company issued an aggregate of 1,954,785 shares of common stock to a total of 16 persons and /or entities. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As of October 31, 2007, Tedder, James, Worden & Associates, P.A. (“Tedder James”), was dismissed by the Registrant as the auditor for the Registrant. The dismissal was recommended and approved by the board of directors of the Registrant on October 29, 2007. The Registrant does not have an audit or similar committee. Tedder James audited the Registrant's consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for the two years ended December 31, 2006 and 2005. Tedder James' report on the financial statements for the previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about the Registrant's ability to continue as a going concern. There were no disagreements with Tedder James on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Tedder James would have caused Tedder James to make reference to the matter in its report. There were no "reportable events" as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

On October 31, 2007, the Registrant engaged Bagell, Josephs, Levine & Company, L.L.C. as the independent accountant for the Registrant to audit the Registrant's financial statements. Prior to engaging the new accountant, neither the Registrant nor any one on the Registrant's behalf consulted with the new accountant on any matter except to ascertain whether the accountant had the time and resources to accept the Registrant as a new client.

Item 8A.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.

Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2007, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with TTIN for each of the directors and officers of TTIN.

Name	Age	Position(s)
Chris Trina	44	Chief Executive Officer, President, Secretary and Director
Rafael L. Marte	42	Chief Financial Officer and Chief Accounting Officer
Dwight Day	43	Director
William Parsons	59	Director
Charles Wernicke	40	Director
Sandy W. Shultz, M.D.	54	Director

Chris Trina

On September 7, 2007 the Board of Directors appointed Chris Trina President, Secretary, Director and Chief Executive Officer.  Prior to joining TTIN, Mr. Trina was a Senior Investment Advisor with National Securities Corporation from November 2006 through March 2007. Mr. Trina was the President of Secure Financial Assets Group, a retail brokerage firm, from September 2005 through September 2006. From September 1997 to August 2005, Mr. Trina was the Senior Vice President of Sales at Gunnallen Financial, Inc. Since June 1997, Mr. Trina has been the President and sole stockholder of Windsor Financial Holdings, Inc, a private investment banking and insurance firm. Mr. Trina has twenty-one years Wall Street experience and received his Bachelor of Science degree for the University of South Florida in 1985.

Rafael L. Marte

On November 20, 2007, Rafael L. Marte, was appointed Chief Financial Officer and Principal Accounting Officer of TTIN. Mr. Marte has been a CPA for over 20 years. He is the proprietor of his own accounting firm providing tax and various other accounting services to individuals, partnerships and corporations. He also possesses a FINRA (formerly NASD), Financial and Operations Principal (FINOP) license and oversees the financial operations for five member Broker Dealers. He provided seven years of military service in the US Army, where he earned the rank of staff sergeant. He is a graduate of Baruch College with a BBA in Accounting. He is CPA licensed in New York State specializing in the Securities industry. He also provides accounting services to over 20 Hedge Funds or investment partnerships.

Dwight Day

Mr. Day has served as a Director of the Company since August 13, 2003. Mr. Day has served as a Director of BAC International since 2002. Mr. Day has served as Vice President of Mechanical Associates, Inc. from 2001 to 2004 and HVAC Contractors Supply since 1994. Additionally, Mr. Day has been President of KMA Mechanical from 1991 to the present.

William Parsons

Mr. Parsons has served as a Director of the Company since August 2004. Mr. Parsons was a Partner with Arthur Anderson from 1992-2002. Mr. Parsons is currently an Executive Vice President and Partner with SENN-Delaney Leadership, where he has been since 2002. In addition, Mr. Parsons is the general partner of Parsons Partners. Mr. Parsons received his Bachelor of Science degree at Clarkson University and his Masters in Business Administration from UCLA.

Charles Wernicke

Mr. Wernicke has served as a Director of the Company beginning in February 2006. Mr. Wernicke has been the President of Emergency Computer Services, Inc., a computer service company since January 1993 and was the Chief Technology Officer of Delta Insights, LLC from June 2004 to January 2006. Mr. Wernicke attended Manatee Community College.

Sandy W. Shultz, M.D.
Effective January 14, 2008, Sandy W. Shultz, M.D. was elected to the Board of Directors of TTIN.  Dr. Shultz graduated from George Washington University School of Medicine where he served as senior class president.  After completing his Internal Medicine internship at the Veterans Administration Medical Center, in Washington, D.C., Dr. Shultz completed a residency and became Chief Resident Department of Radiology at George Washington University.  In 1985 and 1986 Dr. Shultz completed a Fellowship in Vascular and Interventional Radiology.  Dr. Shultz has been published in medical journals on various topics.  Dr. Shultz currently serves as Vice Chairman in the Department of Radiology at the Brandon Regional Hospital in Brandon, Florida.  Dr. Shultz has been married for thirty years.  He and his wife, Shelley have three children and currently reside in Tampa, Florida.

TTIN’s officers and directors have not been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; have not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and have not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

There have been no changes in the procedures by which security holders may recommend nominees to TTIN’s Board of Directors.

The Board of Directors does not currently have a standing audit committee.

TERM OF OFFICE

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and the directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3 and 4 and amendments thereto furnished to TTIN during the 2007 fiscal year, the following table details non-compliance with Section 16(a) of the Exchange Act of 1934.

Name	Late Reports	Transactions not Reported	Reports not Filed
Chris Trina		2	3
Rafael L. Marte			2
Dwight Day		1	2
William Parsons		1	2
Charles Wernicke		1	2

TTIN intends to assist its officers and directors in meeting their reporting requirements in the fiscal year ending December 31, 2008.

Item 10. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary	Total
Chris Trina, CEO (1)	2007	$108,242	$108,242
Steven Weldon, former CEO	2007 2006 2005	$52,038 $77,538 $12,923	$52,038 $77,538 $12,923

(1)  Mr. Trina is our current CEO and has a written employment contract with TTIN pursuant to which he receives a salary of $240,000 annually.

DIRECTOR COMPENSATION

Mr. Trina, our chaiman, is a salaried employee of TTIN as indicated above and does not receive any additional compensation for his work with the board of directors.  The other four members of the board of directors each receive $1,000 and 15,000 shares of common stock each month for their service as members of the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information about persons or entities known to TTIN to be the beneficial owner of more than 5% of TTIN’s common shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina 2206 Bay Club Circle Tampa, FL 33607	1,570,000	12.4%
Common	SB Investment Trust 2206 Bay Club Circle Tampa, FL 33607	1,258,124	10.0%
Common	Gries Investment Fund I, LLC 4830 W. Kennedy Blvd. Tampa, FL 33609	1,060,230	8.4%
Common	White Star, LLC 15 Manor Lane Lawrence, NY 11559	879,411	7.0%
Common	Gami, LLC 1900 S. Harbor City Blvd, #315 Melbourne, FL 33702	750,000	5.9%

(1) All ownership is direct ownership unless noted otherwise.

The following table provides certain information about the beneficial ownership of our common shares by our officers and directors individually and as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina	1,570,000	12.4%
Common	Sandy W. Shultz, M.D.	423,465	3.4%
Common	Dwight Day	405,104	3.2%
Common	William Parsons	402,180	3.2%
Common	Charles Wernicke	326,669	2.6%
Common	Rafael L. Marte	85,000	0.7%
Common	All officers and directors as a group (6)	3,212,418	25.4%

(1) All ownership is direct ownership unless noted otherwise.

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest other than the purchase by TTIN of the rights to two patents.  The rights were acquired from the SB Investment Trust in exchange for the issuance of 600,000 shares of common stock.  The beneficiary of the SB Investment Trust is Susan Burns, the sister of Mr. Chris Trina, the CEO and director of TTIN.  Further, Mr. Trina is the Trustee of the SB Investment Trust.  In part because of the related nature of the purchase, the transaction was approved by the board of directors with Mr. Trina abstaining from the vote.

PART IV

Item 13. Exhibits

Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item14.  Principal Accountant Fees and Services

Fiscal 2007
Audit Fees (1)	$26,000
Audit-Related Fees (2)	4,500
Tax Fees	0
All other Fees	0
Total	$30,500

(1) (2)
Audit Fees– Audit fees billed to the Company by Bagell, Josephs, Levine & Company, L.L.C. for auditing the Company’s annual financial statements for 2007.
Audit-Related Fees– Review fees billed to the Company by Bagell, Josephs, Levine & Company, L.L.C. for reviewing the Company’s quarterly financial statements for the quarter ended September 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transfer Technology International Corp.

By:          /s/ Chris Trina
Chris Trina, Chief Executive Officer

Date: April 14, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Chris Trina
Chris Trina, Director and
Principal Executive Officer
Date:   April 14, 2008

By:  /s/ Rafael L. Marte
Rafael L. Marte
Principal Financial Officer and
Principal Accounting Officer
Date:   April 14, 2008

By:  /s/ William Parsons
William Parsons, Director
Date:   April 14, 2008

By:  /s/ Charles Wernicke
Charles Wernicke, Director
Date:   April 14, 2008

By:  /s/ Sandy W. Shultz, M.D.
Sandy W. Shultz, M.D., Director
Date:   April 14, 2008