Form 10-Q
period 2008-05-19
Transfer Technology International Corp.
filed 2008-05-20
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended:March 31, 2008
Or

TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from: _____________ to _____________

———————
TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of registrant as specified in its charter)
———————

DELAWARE	000-27131	88-0381258
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)
2203 North Lois Avenue, Suite 929 Tampa, FL  33607
(Address of Principal Executive Office) (Zip Code)

(813) 600-4081
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

requiredto file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicateby check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares of the issuer’s Common Stock outstanding as of May 16, 2008is 13,714,079.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

FINANCIAL STATEMENTS:                                                                                                            Pages

Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited)
And December 31, 2007 (audited)                                                                                                            4

Condensed Consolidated Statements of Operations for the three months
 Ended March 31, 2008 and 2007 (unaudited)                                                                                         5

Condensed Consolidated Statement of Cash Flows three months
 Ended March 31, 2008 and 2007 (unaudited)                                                                                         6

Notes to Condensed Consolidated Financial Statements                                                                   7 – 14

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	2008	2007

CURRENT ASSETS
Cash	$24,182	$1,915
Other assets	268	2,862
	24,450	4,777

TOTAL ASSETS	$24,450	$4,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$105,607	$146,730
Other current liabilities	159,864	347,053
Liabilty for stock to be issued	15,750	15,000
Notes payable	136,037	107,037

Total current liabilities	417,258	615,820

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized and 11,417,306 and 6,243,982
shares issued and outstanding at March 31, 2008
and December 31, 2007 respectively	11,417	6,243
Subscription receivable	(474)	(1,449)
Additional paid-in capital	41,388,461	40,674,740
(Accumulated deficit)	(41,792,212)	(41,290,577)
Total stockholders' deficit	(392,808)	(611,043)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,450	$4,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES
Net sales	$-	$160
Cost of sales	-	(205)
Gross Loss	-	(45)

COSTS AND EXPENSES
Selling, general and administrative	234,631	97,171
Total costs and expenses	234,631	97,171

LOSS BEFORE OTHER INCOME (LOSS)	(234,631)	(97,216)

OTHER INCOME (LOSS)
Interest income	3,954	-
Interest expense	(270,958)	(31,282)
Total other income (loss)	(267,004)	(31,282)

(LOSS) BEFORE PROVISION FOR INCOME TAX	(501,635)	(128,498)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(501,635)	$(128,498)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.06)	$(0.34)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	8,548,812	376,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(501,635)	$(128,498)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued to directors for services	17,615	-
Depreciation and amortization	-	1,376
Interest resulting from beneficial conversion feature of notes payable	249,388	2,417

Changes in Certain Assets and Liabilities
Other current assets	2,594	20,981
(Decrease) accounts payable	(8,541)	64,555
Increase (Decrease) accrued expenses	(70,689)	38,736

Net cash (used in) operating activities	(311,268)	(433)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	(11,354)	-

Net cash used in investing activities	(11,354)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	750	-
Proceeds from bridge loan	98,000	-
Proceeds from stock issuances	246,139	-

Net cash provided by financing activities	344,889	-

NET INCREASE (DECREASE) IN CASH	22,267	(433)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,915	1,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,182	$957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for the period
Interest expense	$6,203	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock for:
Stock issued to directors	$17,615	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 1 – Organization
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

The condensed consolidated unaudited interim financial statements included herein have been prepared by Transfer Technology International Corporation (the "Company"), formerly Inverted Paradigms Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

Name Change. On September 18, 2007 a majority of the stockholders approved changing the name of the Company from Inverted Paradigms Corporation to Transfer Technology International Corp.

Note 2 - Basis of Presentation – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of  $41,792,212 as of March 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.
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
In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans to raise capital provide an opportunity to continue as a going concern. The accompanying consolidated financial

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 2 - Basis of Presentation – Going Concern (Continued)

statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

Note 3 - Summary of Significant Accounting Policies
Principles of Consolidation

 The condensed consolidated financial statements include the accounts of Transfer Technology International, Corporation and its one wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Reclassification

Certain amounts in March 31, 2007 were reclassified to conform to the March 31, 2008 presentation. The reclassification had no effect on March 31, 2007 net loss.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

financial assets that meets the requirements for sale accounting, a  transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

On January 1, 2008 (the first day of fiscal 2008), the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 4 - Notes Payable

Notes payable are summarized as follows as of March 31, 2008:

Amount
November 2006 - Unsecured promissory note payable to for $12,000 including interest at a fixed rate of 12%. The maturity date is May 2007 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	$12,000

March 2006 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest. As additional consideration, 250,000 shares of stock will be delivered at maturity .	22,037

Unsecured convertible promissory note payable to for $25,000 including interest at a rate of 13%. The maturity date is January 2008 at which time all principal and interest are due.	4,000

Short term bridge loan at 8% interest, converted on April 2, 2008.	98,000

Total notes payable	$136,037

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 5 - Stockholders’ Equity

The Company had 250,000,000 and 100,000,000 authorized shares of common stock as of March 31, 2008 and 2007 respectively. The Company had 11,417,306 and 37,645 shares of common stock issued and outstanding as of March 31, 2008 and 2007 respectively. The par value of the shares was $.001 per share. The shares have been retroactively restated to account for the reverse stock split effective December 7, 2007.

2007

The Board of Directors declared a 100 to 1 reverse stock split on December effective December 7, 2007.  The number of shares issued and outstanding has been reclassified to reflect the 100 to 1 reverse stock split.

2008

On February 7, 2008 the Company issued an aggregate of 3,183,801 shares of common stock to a total of 25 persons and /or entities. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

On March 4, 2008 the Company issued an aggregate of 1,989,523 shares of common stock to a total of 17 persons and /or entities. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

The issuances above include 35,000 shares of common stock issued to Directors during the quarter ended
March 31, 2008 in the amount of $17,615.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 5 - Stockholders’ Equity, Continued

The following table summarizes our warrants as of March 31, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2002	Class A warrants	1,220,000	1.00	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.00
		997,000

2002	Class B warrants	1,220,000	1.50	April - May 2007
2003	Class B Warrants cancelled	(160,000)
		1,060,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct. 2007
2004	Expired	(3,718,491)	0.75
		-

2005	Broker warrants	50,000	0.5	Dec. 2008

2006	Broker warrants	50,000	0.5	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		-

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		-

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		-

2006	Class B warrants	2,941,177	0.085	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.085
		-

Total warrants outstanding		2,207,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMELY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Note 6 – Subsequent Events

On or about April 25, 2008, the Company issued an aggregate of 1,038,387 Rule 144 restricted shares of common stock of the Company to a total of 17 persons and/or entities.  The shares were issued in exchange for the conversion of  debt, in exchange for services rendered to the Company and in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from the par value of the stock to $0.21 per share depending upon the transaction.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  The share recipients are closely related to and well known by the Company.  The shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations

Due to insufficient progress in prior business operations, approximately eight months ago the Company liquidated its business assets and launched a new business plan.  It hired a new CEO with experience in its new direction.  The industry in which the Company is now engaged is described by the Company as technology transfer.  The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

The Company commercializes new or underused technologies through the acquisition of licenses and through the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration.  During the second quarter of 2008, the Company acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year.  In addition, the company is currently evaluating a third patent for possible acquisition.  The Company is now beginning the commercialization process for these acquired technologies.  However, as of the date of this filing, a revenue stream from these technologies has not commenced.  During the quarter ended March 31, 2008, the Company had no revenues from business operations.

Capital Resources

Current business operations have been funded by the sale of equity capital.  Even though management believes operating revenues may be generated soon through the commercialization of acquired technologies, management plans on continuing meeting it cash obligations in the near future through the continued sale of its common stock in private placements and through a rights offering that will be made to certain of its shareholders.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Quarter ended March 31, 2008

Because the Company’s new business direction is different from the business it was conducting during the first fiscal quarter of 2007, comparisons between the quarter ended March 31, 2008 and the quarter ended March 31, 2007, are not helpful.  General operating expenses for the quarter ended March 31, 2008, totaled $234,631.  The Company also incurred $270,958 in interest expense.

Management estimates fixed cash expenditures total approximately $40,000 per month and variable monthly cash expenditures average $5,000 to $15,000 per month.  Accordingly, going forward, the Company needs approximately $150,000 per quarter to stay solvent and to pursue it business plan.  As mentioned earlier, these cash needs will be met in the near term though the sale of equity capital and eventually through revenues from its business operations.

Liquidity

As of May 16, 2008, we had cash on hand of approximately $50,000.  This money is from the private sale of capital.  This will meet the cash needs of the Company for approximately the next 30 days.  Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital or through the commercialization of technologies currently owned or acquired by the Company.

Forward-Looking Statements

We may have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our  results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and  their assets and  personnel into our business, our fixed obligations, our dependence on new capital to fund  our growth strategy,  our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.  TTIN, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate market risk. We do not purchase commodities.  We do not currently have any financial instruments susceptible to interest rate fluctuations.

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the first quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  The Company outsourced its accounting functions and alleviated the material weakness that was reported in the Form 10KSB for the year ended December 31, 2007.

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended March 31, 2008, that than sales previously reported on Forms 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transfer Technology International Corp.

By:  /s/ Chris Trina
        Chris Trina
        Chief Executive Officer
        May 20, 2008

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer
        May 20, 2008