Form 10KSB/A
period 2007-12-31
Transfer Technology International Corp.
filed 2008-07-30
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2203 North Lois Avenue, Suite 704 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number  (813) 600-4081

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

FORM 10-KSB/A

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

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

			Additional
	Common Stock		Paid-In	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivable	Total

BALANCE, DECEMBER 31, 2005	134,201	$134	$37,352,684	$(37,598,720)	$-	$(245,902)

Deferred stock based employee compensation	-	-	57,706	-		57,706

Issuance of common stock for directors' fees	6,000	6	27,994	-		28,000

Issuance of common stock for conversion of promissory notes	16,000	16	58,385	-		58,401

Issuance of common stock for purchase of Silent Sword	100,000	100	149,900	-		150,000

Issuance of common stock for services	47,898	48	539,026	-		539,074

Contributions from stockholder for payment of services	-	-	75,000	-		75,000

Cashless warrant exercise	10,000	10	(10)	-		-

Sale of common stock, net of issuances	62,353	62	359,888	-		359,950

Issuance of warrants in connection with promissory notes	-	-	5,400	-		5,400

Interest on beneficial conversion feature of promissory note	-	-	10,648	-		10,648

Net loss for the year ended December 31, 2006				(2,114,196)	-	(2,114,196)

BALANCE, DECEMBER 31, 2006	376,451	376	38,636,621	(39,712,916)	-	(1,075,919)

Issuance of common stock for conversion of notes payable	1,621,041	1,608	1,122,644			1,124,252

Common stock issued for maturity of note	1,500	15	10,350			10,365

Issuance of common stock for compensation expense	88,382	88	75,225			75,313

Issuance of common stock for settlement of contract	850,000	850	679,150			680,000

Issuance of common stock for stock subscriptions	2,556,583	2,556	1,500			4,056

Issuance of common stock for settlement of contract	750,000	750	149,250			150,000

Stock subscription receivable					(1,449)	(1,449)
	-
Net loss for the year ended December 31, 2007				(1,577,661)	-	(1,577,661)

BALANCE, DECEMBER 31, 2007	6,243,957	$6,243	$40,674,740	$(41,290,577)	$(1,449)	$(611,043)

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

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2007:
•	one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Management’s Remediation Initiatives

As a result of our findings, we have begun to remediate the deficiency.  In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
Identify and/or retain a second employee or member of management who is appropriately trained who will also have duel control with respect to the receipt of cash and the making of cash disbursements; and

2.	Establish formal general accounting policies and procedures.
Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.
Conclusion
As a result of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-KSB/A fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

We have had no disagreements with our accountants on accounting or financial disclosures.

Item 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with TTIN for each of the directors and officers of TTIN.

Name	Age	Position(s)
Chris Trina	44	Chief Executive Officer, President, Secretary and Director
Robert J. Calamunci	51	Chief Financial Officer and Chief Accounting Officer
William Parsons	59	Director
Sandy W. Shultz, M.D.	54	Director

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

Rafael L. Marte

On April 28, 2008, Robert J. Calamunci was appointed Chief Financial Officer and Principal Accounting Officer of TTIN.  Mr. Calamunci holds the credentials of Certified Public Accountant as well as Certified Financial Planner™. Robert also holds a Masters Degree in Taxation from Pace University as well as a BBA in Accounting. Mr. Calamunci has numerous securities licenses; series 27, 24, 7, 65, 4, 9, and 10.   Mr. Calamunci currently is working for Zucker & Associates, LLP, a CPA firm in Marlboro, NJ. There he specializes in taxation as well as hedge fund accounting and broker/ dealer accounting. Mr. Calamunci has almost 30 years of experience in accounting and taxation while working for fortune 500 companies and broker / dealers in the securities industry.   Robert’s specific employment history for the past seven years is as follows:

Dec., 2007 - Present - Zucker & Associates, CPAs. Marlboro, NJ.
April, 2007 - Dec., 2007 - Self employed (accounting, etc.). Tinton Falls, NJ.
Mar, 2006 - April, 2007 - Refco Securities – CFO, NY, NY.
Aug., 2004 - Feb., 2006 - Utendahl Capital Partners' LP – CFO, NY, NY.
Aug., 2002 - July, 2002 - Self employed (accounting). Tinton Falls, NJ.
Apr., 2001 - July, 2002 - E Street Access - VP, Accounting, Marlboro, NJ.

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

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina	1,570,000	12.4%
Common	Sandy W. Shultz, M.D.	423,465	3.4%
Common	William Parsons	402,180	3.2%
Common	Robert J. Calamunci	20,000	0.2%
Common	All officers and directors as a group (6)	2,415,645	19.2%

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

Date: July 28, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Chris Trina
Chris Trina, Director and
Principal Executive Officer
Date:   July 28, 2008

By:  /s/ Robert J. Calamunci
Robert J. Calamunci
Principal Financial Officer and
Principal Accounting Officer
Date:   July 28, 2008

By:  /s/ William Parsons
William Parsons, Director
Date:   July 28, 2008

By:  /s/ Sandy W. Shultz, M.D.
Sandy W. Shultz, M.D., Director
Date:   July 28, 2008