Form 10-Q
period 2008-06-30
Transfer Technology International Corp.
filed 2008-08-14
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:June 30, 2008
Or

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

The number of shares of the issuer’s Common Stock outstanding as of August 12, 2008 is 14,965,165.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

FINANCIAL STATEMENTS:                                                                                    Pages

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
and December 31, 2007 (audited)                                                                                 4

Condensed Consolidated Statements of Operations for the six months
 and three months ended June 30, 2008 and 2007 (unaudited)                                   5

Condensed Consolidated Statement of Cash Flows for the six months
 Ended June 30, 2008 and 2007                                                                                     6

Notes to Condensed Consolidated Financial Statements                                            7 – 15

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$74,782	$1,915
Prepaid Expenses	2,191	2,862

Total current assets	76,973	4,777

Equipment	2,819	-

TOTAL ASSETS	$79,792	$4,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$97,762	$146,730
Other Current Liabilities	125,040	347,053
Liability for Stock to be issued	81,000	15,000
Notes Payable	108,630	107,037

Total current liabilities	412,432	615,820

TOTAL LIABILITIES	412,432	615,820

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001 per share; 250,000,000 shares authorized
and 14,299,165 and 6,243,982 shares issued and outstanding	14,298	6,243
at June 30, 2008 and December 31, 2007 respectively.	-	-
Subscription Receivable	(474)	(1,449)
Additional paid-in capital	43,054,847	40,674,740
(Accumulated deficit)	(43,401,311)	(41,290,577)
Total stockholders' (deficit)	(332,640)	(611,043)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$79,792	$4,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

REVENUES
Net sales	$-	$160	$-	$-
Cost of Sales	-	(354)	-	(150)
Gross Loss	-	(194)	-	(150)

COSTS AND EXPENSES
Selling, general and administrative	821,564	18,757	588,746	(78,414)
Total costs and expenses	821,564	18,757	588,746	(78,414)

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(821,564)	(18,951)	(588,746)	78,264

OTHER INCOME (LOSS)
Interest income	4,554	-	600	-
Interest expense	(1,293,810)	(51,234)	(1,021,039)	(19,951)
Other income	91	-	91	-
Total other Income (Loss)	(1,289,165)	(51,234)	(1,020,348)	(19,951)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAX	$(2,110,729)	$(70,185)	$(1,609,094)	$58,313

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	$(2,110,729)	$(70,185)	$(1,609,094)	$58,313

NET( LOSS) INCOME PER COMMON SHARE - BASIC AND DILUTED	$(0.19)	$(0.19)	$(0.12)	$0.15

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	11,035,320	376,451	13,531,207	376,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,110,729)	$(70,185)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	-	1,376
Loss on sale of asset	-	13,636
Gain on extinguishment of debt	-	(149,180)
Interest expense	-	6,042
Stock issued to directors	155,330	-
Interest resulting from beneficial conversion feature of notes payable	1,285,828	-
Changes in Certain Assets and Liabilities
(Increase) Decrease in other current assets	(671)	20,981
Increase (Decrease) in accounts payable	(15,500)	(18,900)
Increase (Decrease) accrued expenses	(90,373)	55,062

Net cash (used in) operating activities	(776,115)	(141,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes payable	(2,819)	1,125
	-
Net cash provided by (used in) continuing investing activities	(2,819)	1,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	311,062	140,000
Proceeds from Promissory notes	40,000	-
Payment of notes paybles	(63,400)	-
Proceeds from stock subscriptions	466,139	-
Proceeds from bridge loan	98,000	-

Net cash provided by financing activities	851,801	140,000

NET INCREASE (DECREASE) IN CASH	72,867	(43)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,915	1,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$74,782	$1,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Stock issued to directors	$155,330	$-
Stock issued to convert notes payable	$429,400	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 1 - Organization
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

The condensed consolidated unaudited financial statements included herein have been prepared by Transfer Technology International Corporation (the “Company”), formerly Inverted Paradigms Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Name Change. On September 18, 2007 a majority of the stockholders approved changing the name of the Company from Inverted Paradigms Corporation to Transfer Technology International Corp.

Note 2 - Basis of Presentation – Going Concern
The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $43,401,311 as of June 30, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.
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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which requires that the costs

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Stock-Based Compensation (Continued)

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

Reclassification

Certain amounts in June 30, 2007 were reclassified to conform to the June 30, 2008 presentation. The reclassification had no effect on June 30, 2007 net loss.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a  transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Note 4 – Equipment

Equipment is summarized as follows:

Computers and equipment                                            $2,819
Less: accumulated depreciation                                            0
Computers and equipment – Net                                 $2,819

Depreciation expense for the six months ended June 30, 2008 and six months ended June 30, 2007 was $0. Equipment was added the last week of June, 2008 and no depreciation was taken.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 5 – Notes Payable

Notes payable are summarized as follows as of June 30, 2008:

Amount
November 2006 - Unsecured promissory note payable to for $5,000 including interest at a fixed rate of 12%. The maturity date is May 2007 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	$5,000

March 2007 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	13,630

June 2008 - Unsecured promissory note payable to for $40,000 including interest at a rate of 10%. The maturity date is September 2008 at which time all principal and interest are due.	40,000

May 2008 - Unsecured convertable note payable to for $50,000 including interest at a rate of 5% plus prime adjusted monthly. The maturity date is November 2008 at which time all principal and interest are due.	50,000

Total notes payable	$108,630

Note 6 - Stockholders’ Equity

The Company had 250,000,000 and 100,000,000 authorized shares of common stock as of June 30, 2008 and 2007 respectively. The Company had 14,299,165 and 376,451 shares of common stock issued and outstanding as of June 30, 2008 and 2007 respectively. The par value of the shares was $.001 per share. The shares have been retroactively restated to account for the reverse stock split effective December 7, 2007.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 6 – Stockholders’ Equity (CONTINUED)

2007

The Board of Directors declared a 100 to 1 reverse stock split on December effective December 7, 2007.  The number of shares issued and outstanding has been reclassified to reflect the 100 to 1 reverse stock split.

2008

On February 7, 2008 the Company issued an aggregate of 3,183,801 shares of common stock to a total of 23 persons and /or entities. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

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

On May 9, 2008 the Company issued 34,738 shares of common stock to 1 subscriber, who subscribed during the first quarter of 2008. This was previously shown on the balance sheet as “Liability for Stock to be Issued” in the amount of $15,750.

During the quarter ended June 30, 2008, the Company issued 1,423,124 shares of common stock for the conversion of notes payable. The common stocks were issued at a market value of $ .62 per share to $.92 per share. The Company included $ 981,737 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended June 30, 2008, the Company issued 98,000 shares of common stock for directors fees. The common stocks were issued at a market value of $ .45 per share to $.92 per share. The Company included $20,620 in beneficial interest income in its consolidated statement of operations.

During the quarter ended June 30, 2008, the Company issued 595,416 shares of common stock for professional fees. The common stocks were issued at a price of  per share. The Company included $57,707 in beneficial interest expense in its consolidated statement of operations.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 6 – Stockholders’ Equity (CONTINUED)

During the quarter ended June 30, 2008, the Company issued stock subscribers 765,319 shares of common stock. The common stocks were issued at a value of $ .13 per share to $.22 per share.

During the quarter ended June 30, 2008, investors subscribed to 415,000 units comprising common stock, A warrants and B warrants in the amount of $81,000. This is shown as “Liability for Stock to be Issued” on the June 30, 2008 balance sheet in the amount of $81,000. The units are pending issuance.

Note 7 - Stockholders’ Equity

The following table summarizes our warrants as of June 30, 2008:
Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2005	Broker warrants	50,000	0.5	Dec. 2008

2006	Broker warrants	50,000	0.5	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise		0.045
		(300,000)

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise		0.085
		(294,118)

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled		0.085
		(2,941,177)

2006	Class B warrants	2,941,177	0.085	May 2011
2007	Class B warrants cancelled		0.085
		(2,941,177)
Total warrants outstanding		100,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

Note 8  - Settlement  of  Consulting Contract

During the year ended December 31, 2007 The Company settled a contract dispute in the amount of $400,000. The Company paid $50,000 in cash and issued shares for the remaining $350,000.

Note 9 – Subsequent Events

Investors have subscribed to 295,000 units comprising common stock, A warrants and B warrants in the amount of $69,000 during August, 2008. These units are pending issuance.

On August 1, 2008, the Company issued an aggregate of 666,000 Rule 144 restricted shares of common stock of the Company to a total of 13 persons and/or entities. The shares were issued as compensation to directors, compensation pursuant to certain consulting agreements and in exchange for investment proceeds. The valuation of the consideration received by the Company ranged from the par value of the stock to $0.25 per share depending upon the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. The share recipients are closely related to and well known by the Company. The shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Due to insufficient progress in prior business operations, approximately eleven months ago the Company liquidated its business assets and launched a new business plan.  It hired a new CEO with experience in its new direction.  The industry in which the Company is now engaged is described by the Company as technology transfer.  The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

The Company commercializes new or underused technologies through the acquisition of licenses and through the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration.  During the first quarter of 2008, the Company acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year.  In addition, the company is currently evaluating a third patent for possible acquisition.  The Company is now beginning the commercialization process for these acquired technologies.  However, as of the date of this filing, a revenue stream from these technologies has not commenced.  During the quarter ended June 30, 2008, the Company had no revenues from business operations.

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

Three and six month periods ended June 30, 2008

Because the Company’s new business direction is different from the business it was conducting during the first two fiscal quarters of 2007, comparisons between the three and six month periods ended June 30, 2008 and the three and six month periods ended June 30, 2007, are not helpful.  General operating expenses for the three and six month periods ended June 30, 2008, totaled $588,746 and 821,564 respectively.  The Company also incurred $1,021,039 and $1,293,810 in interest expense during the three and six month periods ended June 30, 2008, respectively.  However, the interest expense was not paid in cash and was a result of stock being issued at a higher fair market value than the amount needed to satisfy a debt.  Also, much of the general operating expenses was paid by the issuance of stock.

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

Liquidity

As of August 11, 2008, we had cash on hand of approximately $36,000.  This money is from the private sale of capital.  This will meet the cash needs of the Company for approximately the next 30 days.  Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital or through the commercialization of technologies currently owned or acquired by the Company.

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

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed in our Form 10KSB/A filed on July 30, 2008.  See our Form 10KSB/A for a discussion of our plans to remedy the material weakness and bring our controls and procedures into effective status.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the second quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended June 30, 2008, that than sales previously reported on Forms 8-K.

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
      Date:  August 12, 2008

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer
      Date:  August 12, 2008