Form 10-Q
period 2008-09-30
Transfer Technology International Corp.
filed 2008-11-14
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
Or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares of the issuer’s Common Stock outstanding as of November 14, 2008 is 21,679,828.

Form 10-Q for the Quarter ended September 30, 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

FINANCIAL STATEMENTS:

Page
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	5

Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 2008 and 2007 (unaudited)	6

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007	7

Notes to Condensed Consolidated Financial Statements	8-17

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$252,439	$1,915
Prepaid Expenses	2,191	2,862

Total current assets	254,630	4,777

FIXED ASSETS
Equipment (Net of Accumulated Depreciation of $202)	2,617	-

TOTAL ASSETS	$257,247	$4,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$167,286	$146,730
Other Current Liabilities	108,088	347,053
Liability for Stock to be issued	148,015	15,000
Notes Payable	56,815	107,037

Total current liabilities	480,204	615,820

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001 per share; 250,000,000 shares authorized
and 18,439,415 and 6,243,982 shares issued and outstanding	18,438	6,243
at September 30, 2008 and December 31, 2007 respectively.	-	-
Subscription Receivable	(419)	(1,449)
Additional paid-in capital	43,742,365	40,674,740
(Accumulated deficit)	(43,983,341)	(41,290,577)
Total stockholders' (deficit)	(222,957)	(611,043)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$257,247	$4,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

REVENUES
Net sales	$-	$160	$-	$-
Cost of Sales	-	(654)	-	(300)
Gross Loss	-	(494)	-	(300)

COSTS AND EXPENSES
Selling, general and administrative	1,395,010	140,792	573,446	118,901
Depreciation	202	-	202	-
Total costs and expenses	1,395,212	140,792	573,648	118,901

LOSS BEFORE OTHER INCOME (LOSS)	(1,395,212)	(141,286)	(573,648)	(119,201)

OTHER INCOME (LOSS)
Interest expense	(1,297,552)	(75,687)	(3,742)	(24,453)
Legal settlement	-	(400,000)	-	(400,000)
Other income	-	3,134	-	-
Total other Income (Loss)	(1,297,552)	(472,553)	(3,742)	(424,453)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(2,692,764)	$(613,839)	$(577,390)	$(543,654)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,692,764)	$(613,839)	$(577,390)	$(543,654)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(1.47)	$(0.04)	$(1.10)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	12,533,853	416,725	15,337,774	495,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,692,764)	$(613,839)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	202	-
Loss on sale of asset	-	16,137
Write-off prepaid assets	-	8,458
Gain on extinguishment of debt	-	(149,180)
Settlement accrual	-	400,000
Interest expense	-	6,042
Stock issued to directors and executives	343,500	-
Stock issued to venders for services		31,750
Stock issued to consultants for services	237,408	-
Interest resulting from beneficial conversion	1,217,110	-
Changes in Certain Assets and Liabilities	-	-
(Increase) Decrease in other current assets	(671)	260
Increase (Decrease) in accounts payable	54,024	140,538
Increase (Decrease) accrued expenses	(107,320)	-

Net cash (used in) operating activities	(948,511)	(159,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-	1,125
Purchase of property and equipment	(2,819)	-
Net cash provided by (used in) continuing investing activities	(2,819)	1,125

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	311,062	-
Proceeds from Promissory notes	-	161,500
Payment of notes paybles	(75,215)	-
Proceeds from stock subscriptions	868,007	-
Proceeds from bridge loan	98,000	-

Net cash provided by financing activities	1,201,854	161,500

NET INCREASE (DECREASE) IN CASH	250,524	2,791

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,915	1,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$252,439	$4,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Stock issued to venders for services	$-	$31,750
Stock issued to consultants	$237,408	$-
Stock issued to directors and executives	$343,500	$-
Stock issued to convert notes payable	$429,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Note 2 - Basis of Presentation – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $43,983,341 as of September 30, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Reclassification

Certain amounts in September 30, 2007 were reclassified to conform to the September 30, 2008 presentation. The reclassification had no effect on September 30, 2007 net loss.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Note 4 – Equipment

Equipment is summarized as follows:

Computers and equipment	$2,819
Less: accumulated depreciation	202
Computers and equipment - Net	$2,617

Depreciation expense for the nine months ended September 30, 2008 was $202 and nine months ended September 30, 2007 was $0. Equipment was added the last week of June, 2008 and no depreciation was taken during the first quarter ended June 30, 2008.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Note 5 – Notes Payable

Notes payable are summarized as follows as of September 30, 2008:

March 2007 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	6,815

May 2008 - Unsecured convertable note payable to for $50,000 including interest at a rate of 5% plus prime adjusted monthly. The maturity date is November 2008 at which time all principal and interest are due.	50,000

Total notes payable	$56,815

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Note 6 - Stockholders’ Equity

The Company had 250,000,000 and 100,000,000 authorized shares of common stock as of September 30, 2008 and 2007 respectively. The Company had 18,439,415 and 979,113 shares of common stock issued and outstanding as of September 30, 2008 and 2007 respectively. The par value of the shares was $.001 per share. The shares have been retroactively restated to account for the reverse stock split effective December 7, 2007.

2007

The Board of Directors declared a 100 to 1 reverse stock split on December effective December 7, 2007.  The number of shares issued and outstanding has been reclassified to reflect the 100 to 1 reverse stock split.

During the quarter ended September 30, 2007 the Company issued an aggregate of 602,662 shares of common. The shares were issued in exchange for the cancellation of debt, payment of compensation and pursuant to the conversion of notes. The consideration received by the Company ranged from the par value of the stock to $0.25 per share, depending on the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

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

During the quarter ended June 30, 2008, the Company issued 1,423,124 shares of common stock for the conversion of notes payable. The common stocks were issued at a market value of $ .62 per share to $.92

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Note 6 – Stockholders’ Equity (CONTINUED)

per share. The Company included $ 981,737 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended June 30, 2008, the Company issued 98,000 shares of common stock for directors fees. The common stocks were issued at a market value of $ ..45 per share to $.92 per share.

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

During the quarter ended September 30, 2008, the Company issued 1,767,038 units to subscribers. Each unit is comprised of one common stock, one A warrant, and one B warrant. The units were issued at a value of $.14 per share to $.30 per share.

During the quarter ended September 30, 2008, the Company issued 1,248,212 shares of common stock for professional fees. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2008, the Company issued 150,000 shares of common stock for professional fees. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2008, the Company issued 570,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2008 the Company issued 405,000 shares of common stock to 4 subscribers who subscribed during the second quarter of 2008. This was previously shown on the balance sheet as “Liability for Stock to be Issued” in the amount of $145,000.

During the quarter ended September 30, 2008, investors subscribed to 725,000 units comprising common stock, A warrants and B warrants in the amount of $145,000. This is shown as “Liability for Stock to be Issued” on the September 30, 2008 balance sheet in the amount of $145,000. The units have subsequently been issued during the fourth quarter.

During the quarter ended September 30, 2008, the Company owes 1 consultant 15,000 shares of common stock for services rendered in the amount of $3,015. This is shown as “Liability for Stock to be Issued” on the September 30, 2008 balance sheet in the amount of $3,015. The Company included $3,015 in consulting fees in its consolidated statement of operations. The stock was issued during the fourth quarter.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Note 7 - Stockholders’ Equity

The following table summarizes our warrants as of September 30, 2008:

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		100,000

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class B warrants	1,767,038	1.25	Various 2010
2008	Class B warrants	1,767,038	1.25	Various 2010
		3,534,076

Total warrants outstanding		3,634,076

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

Note 8 - Settlement of Consulting Contract

During the year ended December 31, 2007 The Company settled a contract dispute in the amount of $400,000. The Company paid $50,000 in cash and issued shares for the remaining $350,000.

Note 9 – Subsequent Events

On October 8, 2008, the Company issued an aggregate of 997,913 Rule 144 restricted shares of common stock of the Company to a total of 11 persons and/or entities. The shares were issued as compensation to employees and in exchange for investment proceeds. The valuation of the consideration received by the Company ranged from the par value of the stock to $0.25 per share depending upon the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. The share recipients are closely related to and well known by the Company. The shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

On October 24, 2008, the Company issued an aggregate of 1,415,000 Rule 144 restricted shares of common stock of the Company to a total of 10 persons and/or entities. The shares were issued as compensation to directors, compensation pursuant to certain consulting agreements and in exchange for investment proceeds. The valuation of the consideration received by the Company ranged from the par value of the stock to $0.25 per share depending upon the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. The share recipients are closely related to and well known by the Company. The shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

On November 3, 2008, the Company issued an aggregate of 827,500 Rule 144 restricted shares of common stock of the Company to a total of 11 persons and/or entities. The shares were issued as compensation to directors, compensation pursuant to certain consulting agreements and in exchange for investment proceeds. The valuation of the consideration received by the Company ranged from the par value of the stock to $0.25 per share depending upon the transaction. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. The share recipients are closely related to and well known by the Company. The shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Due to insufficient progress in prior business operations, approximately fourteen months ago the Company liquidated its business assets and launched a new business plan.  It hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

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

The Company is now beginning the commercialization process for these acquired technologies.  However, as of the date of this filing, a revenue stream from these technologies has not commenced. During the quarter ended September 30, 2008, the Company had no revenues from business operations.

During the quarter ended September 30, 2008, the Company has entered into several marketing and consulting agreements.  The Company signed a consulting agreement with Alcalde & Fay, a Washington DC Government and public affairs consulting firm to provide assistance with marketing opportunities in the Federal market place. Alcalde & Faye will also provide counsel and advice in shepherding the Company’s products through regulatory and agency approvals.

The Company signed a consulting agreement with James Consulting as a consultant to a global client base which includes both formulating and supply sides. Their main focus is the paint and coatings industries where they have extensive knowledge in decorative, protective, automotive and industrial segments.

The Company signed a strategic marketing consulting agreement with Racke Strategies and technologies, Inc. Racke specializes in identifying commercial and R&D opportunities for the formation of relationships with international interests.

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

Three and nine month period ended September 30, 2008

Because the Company’s new business direction is different from the business it was conducting during the first three fiscal quarters of 2007, comparisons between the quarter and nine month period ended September 30, 2008 and the quarter and nine month period ended September 30, 2007, are not helpful.  General operating expenses for the three and nine month period ended September 30, 2008, totaled $573,446 and 1,395,010 respectively. The Company also incurred $3,742 and $1,297,552 in interest expense during the three and nine month period ended September 30, 2008, respectively. However, the interest expense was not paid in cash and is non recurring in nature.  Also, much of the general operating expenses were paid by the issuance of stock.

Management estimates fixed cash expenditures total approximately $65,000 per month and variable monthly cash expenditures average $5,000 to $15,000 per month. Accordingly, going forward, the Company needs approximately $225,000 per quarter to stay solvent and to pursue it business plan.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

As of November 12, 2008, we had cash on hand of approximately $379,000.  This money is from the private sale of capital. This will meet the cash needs of the Company for approximately the next 150 days. Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital or through the commercialization of technologies currently owned or acquired by the Company.

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

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our  results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and  their assets and  personnel into our business, our fixed obligations, our dependence on new capital to fund  our growth strategy,  our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.  Transfer Technology International Corp., unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

    The Registrant is not required to provide the information called for in this Item 3 due to its status as a Smaller Reporting Company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed in our Form 10KSB/A filed on July 30, 2008.  See our Form 10KSB/A for a discussion of our plans to remedy the material weakness and bring our controls and procedures into effective status.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended September 30, 2008, other than sales previously reported on Forms 8-K.

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

Date:  November 14, 2008

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer

Date:  November 14, 2008