Form 10-K
period 2008-12-31
Transfer Technology International Corp.
filed 2009-04-08
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of Registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2203 North Lois Avenue, Suite 704, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (813) 600-4081

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: $0.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐ Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of April 1, 2009 is $3,262,174.

The number of shares of the issuer’s Common Stock outstanding as of April 1, 2009 is 24,150,473.

PART I

Item 1. Business

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

In the first quarter of 2009, Transfer Technology formed a wholly owned subsidiary, Organic Products International Corp. (OPI). OPI is a marketing and distribution arm for Transfer Technology formed to handle our organic related products for sales, distribution and licensing.

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

Growth outlook

The company plans to raise $6 million in capital, which will be used to commercialize Flash Off and Canker Kill and pursue additional technologies.  By mid to late 2009, TTIN plans to build its presence in the technology transfer market, negotiate agreements with research partners and complete the acquisition of additional patents.

By year-end 2009, TTIN anticipates having technology transfer agreements covering 10 to 15 projects.  In addition, the company expects to begin commercializing some products. In 2010, management expects TTIN to report revenue from investments in 10 to 25 research projects. Assuming these goals are achieved, management forecasts 2010 revenues of $4.5 million and operating profits of $1.5 million.

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

In addition, Mr. Trina has helped build a strong Scientific Advisory Board for evaluating new technologies. TTIN’s expert advisors include: Mrs. Valerie McDevitt, who serves as the Director of our Scientific Advisory Board, is the Director of Patents and Licenses at the University of South Florida;  Dr. Sandy W. Shultz MD, who is the chief of radiology at Key West Regional Hospital; and Dr. David Silver who is a scientist at the applied physics lab at Johns Hopkins University.

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

Employees

At the present time TTIN has five full time employees and one part time employee.

Item 1A. Risk Factors

Not required

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

All of our operations are based in our facility located at 2203 North Lois Avenue, Suite 704, Tampa, FL 33607. Our rent for this location is $3,122 per month.  Our personal property consists of computer equipment and office furniture.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the fourth quarter of the calendar year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

Our common stock is quoted in the Pink Sheets under the symbol “TTIN.PK”.  The following table presents the range of high and low quotations during the past two years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	High	Low
12/31/2008	$0.25	$0.12
9/30/2008	$0.51	$0.07
6/30/2008	$1.15	$0.25
3/31/2008	$0.70	$0.10
12/31/2007	$2.00	$0.10
9/30/2007	$2.00	$0.10
6/30/2007	$5.80	$0.10
3/31/2007	$7.00	$5.80

When reading the above table, it should be noted that our common equity was reverse split on a 1 for 100 basis effective December 7, 2007.  On April 1, 2009, the last trade of our stock was at the price of $0.17 per share.

Holders of our common stock

As of April 1, 2009, we have 640 registered shareholders.

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

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Due to insufficient progress in prior business operations, approximately seventeen months ago the Company liquidated its business assets and launched a new business plan.  It hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

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

The Company is now beginning the commercialization process for these acquired technologies.  However, as of the date of this filing, a revenue stream from these technologies has not commenced. During the fiscal year ended December 31, 2008, the Company had no revenues from business operations.

In addition to the commercialization of our technologies, the Company has recently acquired the rights to be a reseller of certain organic products.  The Company hired a COO who will be the thrust behind this effort.  Since the Company is a reseller of products that are already developed and ready for market, the resale of the organic products has the potential to bring the Company immediate operational revenues.  Though the revenues will likely start out slow, management believes this business activity has significant potential for  the Company

Capital Resources

Current business operations have been funded by the sale of equity capital.  During the fiscal year ended December 31, 2008, the Company raised $1,581,024 through the sale of its common stock and convertible notes.  Even though management believes operating revenues may be generated soon through the commercialization of acquired technologies and the sale of organic products, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Fiscal year ended December 31, 2008

Because the Company’s new business direction is different from the business it was conducting during the first three fiscal quarters of 2007 and because the new business direction was just being implemented in the fourth fiscal quarter of 2007, comparisons between the fiscal year ended December 31,  2007 and the fiscal year ended December 31, 2008 are not helpful.  Therefore this discussion will focus on the fiscal year ended December 31, 2008.

In this first year of the initiation of its new business direction, the Company incurred $2,268,202 in general administrative expenses.  Of that amount, $362,500 was in the form of stock issued to directors for services rendered and $860,528 was in the form of stock issued to vendors and consultants for compensation.  Accordingly, only approximately $1,045,174 of the general administrative expenses for the year ended December 31, 2008, was paid in cash.  This was offset by no operating revenues.  The operations of the Company were sustained by proceeds from the sale of our common stock.

Management estimates fixed cash expenditures in the future to total approximately $85,000 per month and variable monthly cash expenditures average $5,000 to $15,000 per month. Accordingly, going forward, the Company needs approximately $285,000 per quarter to stay solvent and to pursue it business plan.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

As of April 2, 2009, we had cash on hand of approximately $85,002.  This money is from the private sale of capital. This will meet the cash needs of the Company for approximately the next 30 days. Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital or through the commercialization of technologies currently owned or acquired by the Company.

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

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could cause our  results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and  their assets and  personnel into our business, our fixed obligations, our dependence on new capital to fund  our growth strategy,  our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.  TTIN, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not anticipate entering into any off-balance sheet arrangements that would have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ  08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TRANSFER TECHNOLOGY INTERNATIONAL CORP.
Tampa, FL

We have audited the accompanying consolidated balance sheets of Transfer Technology International Corp. (The “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transfer Technology International Corp., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey
 April 3, 2009

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007

ASSETS

	2008	2007

CURRENT ASSETS
Cash	$144,641	$1,915
Other current assets	2,191	2,862
Total current assets	146,832	4,777

FIXED ASSETS
Equipment ( Net of Accumulated Depreciation of $403 at December 31, 2008 and $0 at December 31, 2007)	$2,416	$-

TOTAL ASSETS	$149,248	$4,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,765	$146,730
Other current liabilities	209,863	347,053
Liabilty for stock to be issued	3,015	15,000
Convertible Notes and Notes payable	130,000	107,037

Total current liabilities	461,643	615,820

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2008 and 2007
and 22,798,024 and 6,243,982 shares issued and 22,598,413 and 6,243,982 outstanding
at December 31, 2008 and 2007 respectively	22,798	6,243
Subscription receivable	-	(1,449)
Additional paid-in capital	44,599,969	40,674,740
(Accumulated deficit)	(44,897,324)	(41,290,577)
	(274,557)	(611,043)

Less: Cost of treasury stock, 199,611 shares	(37,838)	-
Total stockholders' deficit	(312,395)	(611,043)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149,248	$4,777

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES
Net sales	$-	$160
Cost of sales	-	(834)
Gross Profit (loss)	-	(674)

COSTS AND EXPENSES
Selling, general and administrative	2,268,202	337,802
Impairment of intangible assets and other	-	16,137
Total costs and expenses	2,268,202	353,939

NET LOSS BEFORE OTHER INCOME (LOSS)	(2,268,202)	(354,613)

OTHER INCOME (LOSS)
Interest income	36	-
Interest expense	(1,338,233)	(823,048)
Legal settlement - contract	-	(400,000)
Other	(348)	-
Total other income (loss)	(1,338,545)	(1,223,048)

LOSS FROM CONTINUING OPERATIONS AND
PROVISION FOR INCOME TAX	(3,606,747)	(1,577,661)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(3,606,747)	$(1,577,661)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.25)	$(2.11)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	14,679,275	748,872

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONSOLITATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Treasury Stock
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Total

BALANCE, DECEMBER 31, 2006	376,451	376	38,636,621	(39,712,916)	-	-		(1,075,919)

Issuance of common stock for conversion of notes payable	1,621,041	1,608	1,122,644					1,124,252

Common stock issued for maturity of note	1,500	15	10,350					10,365

Issuance of common stock for compensation expense	88,407	88	75,225					75,313

Issuance of common stock for settlement of contract	850,000	850	679,150					680,000

Issuance of common stock for stock subscriptions	2,556,583	2,556	1,500					4,056

Issuance of common stock for settlement of contract	750,000	750	149,250					150,000

Stock subscription receivable	-				(1,449)			(1,449)

Net loss for the year ended December 31, 2007	-			(1,577,661)	-			(1,577,661)

BALANCE, DECEMBER 31, 2007	6,243,982	$6,243	$40,674,740	$(41,290,577)	$(1,449)			$(611,043)

Issuance of common stock for conversion of notes payable	4,314,263	4,314	1,461,396					1,465,710

Issuance of common stock for compensation expense	6,959,891	6,960	1,214,620		1,449			1,223,028

Issuance of common stock for settlement of accrued expenses	532,500	533	270,779					271,312

Issuance of common stock for stock subscriptions	6,141,857	6,142	1,224,911					1,231,053

Stock buy back and cancellation	(1,394,469)	(1,393)	(246,477)					(247,870)

Treasury stock purchased		-				199,611	(37,838)	(37,838)

Net loss for the year ended December 31, 2008				(3,606,747)	-			(3,606,747)

BALANCE, DECEMBER 31, 2008	22,798,024	$22,798	$44,599,969	$(44,897,324)	$-	$199,611	$ (37,838)	$(312,395)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,606,747)	$(1,577,661)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	403	-
Stock issued to directors for services net	362,500	-
Stock issued to vendors and consultants for compensation	860,528	75,313
Loss on sale of asset	-	16,137
Interest resulting from beneficial conversion feature of notes payable	1,338,231	749,789

Changes in Certain Assets and Liabilities
Other current assets	(671)	-
(Increase) in prepaid expenses	-	(2,622)
(Decrease) accounts payable	(27,965)	(18,487)
(Decrease) in liability for stock to be issued	(11,985)	-
(Decrease) accrued expenses - net	(253,878)	425,500

Net cash used in operating activities	(1,339,584)	(332,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,819)	-
Sale of asset	-	150,000

Net cash (used in) investing activities	(2,819)	150,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	1,231,053	19,056
Payments on notes payable	(82,030)	-
Proceeds from bridge loan	98,000	-
Stock buy back and Cancellation	(247,870)	-
Treasury Stock	(37,838)	-
Proceeds from convertible notes payable	523,814	163,500

Net cash provided by financing activities	1,485,129	182,556

NET INCREASE (DECREASE) IN CASH	142,726	525

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,915	1,390

CASH AND CASH EQUIVALENTS - END OF YEAR	$144,641	$1,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Conversion of note payable or accounts payable into common stock	$1,465,710	$1,214,828
Stock issued to venders and consultantants for compensation	$860,528	$75,313
Stock issued to settle accrued expenses	$271,312	$-

CASH PAID DURING THE YEAR:
Interest expense	$7,877	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $44,897,324 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a series of private placements and convertible notes payable. The Company is continuing to seek other sources of financing and attempting to explore alternate ways of generating revenues through partnerships with other businesses. Conversely, the seeking of new technology is expected to result in operating losses for the foreseeable future. There are no assurances that the Company will be successful in achieving its goals.

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
DECEMBER 31, 2008 AND 2007

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

The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Insurance Deposit Corporation up to $250,000. At December 31, 2008, The Company’s uninsured cash balances total $0.

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
DECEMBER 31, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31, 2007
NET LOSS	$(3,606,747)	$(1,577,661)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	14,679,275	748,872

For the years ended December 31, 2008 and 2007 options and warrants were not included in the computation of dilutes EPS because inclusion would have been anti-dilutive. There were 10,043,076 warrants at December 31, 2008 and 2,207,000 warrants at December 31, 2007.

 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, loan receivable, accounts payable, and other current liabilities approximate fair value because of the short maturity of those instruments.

Reclassification

Certain amounts in December 31, 2007 were reclassified to conform to the December 31, 2008 presentation. The reclassification had no effect on December 31, 2008 net loss.

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
DECEMBER 31, 2008 AND 2007

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 must be implemented by the end of the Company's first fiscal year ending after November 15, 2007. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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
DECEMBER 31, 2008 AND 2007

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (continued)

Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

Note 4 – Equipment

Equipment is summarized as follows:

	2008	2007

Computers and equipment	$2,819	$0
Less: accumulated depreciation	403	0
Computers and equipment – Net	$2,416	$0

Depreciation expense for the year ended December 31, 2008 and December 31, 2007was $403 and $0 respectively.

Note 5 – Rent

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The total expected lease payments till June 30, 2010 total $ 52,605.e suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The total expected lease payments till June 30, 2010 total $ 52,605.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 6a – Convertible Notes Payable

Notes payable are summarized as follows as of December 31, 2008:

Amount

October 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principal and interest are due.	20,000

November 2008 - Unsecured convertible note payable for $10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	10,000

November 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	20,000

December 2008 - Unsecured convertible note payable for $5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	5,000

December 2008 - Unsecured convertible note payable for $50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	50,000

December 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	25,000

Total convertible notes payable	$130,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 6b - Notes Payable

Notes payable are summarized as follows as of December 31, 2007:

Amount
November 2006 - Unsecured promissory note payable to for $50,000 including interest at a fixed rate of 12%. The maturity date is May 2007 at which time all principle and interest are due. This note was paid in 2008.	50,000

March 2006 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is May 2007 at which time all principle and interest are due. As additional consideration, 250,000 shares of common stock will be delivered at maturity. This note was paid in 2008.	22,037

Unsecured promissory note payable for $50,000 including interest at a fixed rate of 13%. The maturity date is September 2007 at which time all principal and interest are due. $6,000 of the note was repaid in the 3rd Qtr 2007, $38,000 was repaid in the 4th Qtr 2007. The remainder was paid in 2008.	6,000

Unsecured promissory note payable for $25,000 including interest at a fixed rate of 13%. The maturity date is February 2008 at which time all principal and interest are due. This note was settled in 2008.	25,000

Unsecured promissory note payable for $25,000 including interest at a fixed rate of 13%. The maturity date is January 2008 at which time all principal and interest are due. This note was settled in 2008.	4,000

Total notes payable	$107,037

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
Note 7 – Income Taxes

Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled.  The difference between the basis of assets and liabilities for financial and income tax reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

There was no provision for income tax for the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007 the Company had an accumulated deficit approximating $44,897,300 and $41,290, 577. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2028 are approximately $3,606,753 and $1,507,476 for the years 2008 and 2007 respectively

	December 31,	December 31,
	2008	2007

Deferred tax assets	$1,262,364	$527,617
Less: valuation	(1,262,364)	(527,617)
Totals	$-	$-

Note 8 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of December 31, 2008 and 2007. The Company had 22,798,024 and 6,243,982 shares of common stock issued and 22,598,413 and 6,243,982 outstanding as of December 31, 2008 and 2007 respectively. The Company held 199,611 shares of common stock in treasury at December 31, 2008. The par value of the shares was $.001 per share. The shares have been retroactively restated to account for the reverse stock split effective December 7, 2007.

2007

The Board of Directors declared a 100 to 1 reverse stock split on December effective December 7, 2007.  The number of shares issued and outstanding has been reclassified to reflect the 100 to 1 reverse stock split.

During the year ended December 31, 2007 the company issued 1,622,541 shares of common stock for conversion of notes payable. The common stocks were issued at a market value of $.70 per share.  The company included $419,789 in beneficial interest expense in its consolidated statement of operations. The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering. All share recipients were closely related to and well known by the Company and no money was raised.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Stockholders’ Deficit (CONTINUED)

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

Beneficial interest was $249,358 for the quarter ended March 31, 2008.

On May 9, 2008 the Company issued 34,738 shares of common stock to 1 subscriber, who subscribed during the first quarter of 2008. This was previously shown on the balance sheet as “Liability for Stock to be Issued” in the amount of $15,750.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Stockholders’ Deficit (CONTINUED)

2008 (continued)

During the quarter ended June 30, 2008, the Company issued 1,423,124 shares of common stock for the conversion of notes payable. The common stocks were issued at a market value of $ .62 per share to $.92 per share. The Company included $ 981,737 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended June 30, 2008, the Company issued 98,000 shares of common stock for directors’ fees. The common stocks were issued at a market value of $.45 per share to $.92 per share.

During the quarter ended June 30, 2008, the Company issued 595,416 shares of common stock for professional fees. The common stocks were issued at a price of $.45 per share to $.92 per share. The Company included $57,707 in beneficial interest expense in its consolidated statement of operations.

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

Beneficial interest was $49,429 for the quarter ended September 30, 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Stockholders’ Deficit (CONTINUED)

2008 (continued)

During the quarter ended December 31, 2008, the Company issued 3,204,500 units to subscribers. Each unit is comprised of one common stock, one A warrant, and one B warrant. The units were issued at a value of $.14 per share to $.24 per share.

During the quarter ended December 31, 2008, the Company issued 1,836,078 shares of common stock for professional fees. The common stocks were issued at a price of $.20 per share. The Company included $19,088 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended December 31, 2008, the Company issued 95,000 shares of common stock for directors’ fees. The common stocks were issued at a price of $.20 per share. The Company included $1,170 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended December 31, 2008, the Company issued 500,000 shares of common stock for the conversion of notes payable. The common stocks were issued at a market value of $ .23 per share.

During the quarter ended December 31, 2008, the Company issued 62,500 shares of common stock for the settlement of accrued expenses payable. The common stocks were issued at a market value of $ .18 per share.

During the quarter ended December 31, 2008, the Company bought and held in treasury 199,611 shares of common stock. The common stocks were bought at prices ranging from $.13 to $ .25 per share.

During the quarter ended December 31, 2008, the Company bought and cancelled 1,339,469 shares of common stock. The common stocks were bought at prices ranging from $.05 to $ .25 per share.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of December 31, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2006	Broker warrants	50,000	0.5	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class A warrants	4,971,538	1.25	Various 2010
2008	Class B warrants	4,971,538	1.25	Various 2011
		9,943,076

Total warrants outstanding		10,043,076

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of December 31, 2007:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2002	Class A warrants	1,220,000	1.000	April – May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.000
		997,000

2002	Class B warrants	1,220,000	1.500	April – May 2007
2003	Class A warrants cancelled	(160,000)
		1,060,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. – Oct. 2007
2004	Expired	3,718,491	0.75
		0

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

Total warrants outstanding		2,207,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 9 - Settlement of Consulting Contract

During the year ended December 31, 2007 The Company settled a contract dispute in the amount of $400,000. The Company paid $50,000 in cash and issued shares for the remaining $350,000.

Note 10 – Restricted Stock-Based Compensation

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

Note 11 – Subsequent Events

On January 27, 2009, The Company has issued an aggregate of 458,000 Rule 144 restricted shares of common stock of the Company to a total of 13 persons and/or entities.  The shares were issued as compensation pursuant to certain consulting agreements, to certain persons in exchange for the cancellation of debt held against the Company, and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from the par value of the stock to $0.20 per share depending upon the transaction.  The issuance of the shares to consultants and debt holders was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.  The shares issued in exchange for investment proceeds were exempt from the registration requirements of Section 5 of the Act under Section 4(2) of the Act pursuant to the safe harbor set forth in Rule 506 promulgated under the Act.  In connection with the sale and issuance of the 506 shares, there was no general solicitation, appropriate disclosure information was distributed, all investors are accredited investors as defined in Rule 501 and the issuer filed its Form D with the Securities and Exchange Commission.  All shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

On February 4, 2009, The Company has issued an aggregate of 352,833 Rule 144 restricted shares of common stock of the Company to a total of 11 persons and/or entities.  The shares were issued as compensation pursuant to certain consulting agreements, to certain persons in exchange for the cancellation of debt held against the Company, and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from the par value of the stock to $0.20 per share depending upon the transaction.  The issuance of the shares to consultants and debt holders was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.  The shares issued in exchange for investment proceeds were exempt from the registration requirements of Section 5 of the Act under Section 4(2) of the Act pursuant to the safe harbor set forth in Rule 506 promulgated under the Act.  In connection with the sale and issuance of the 506 shares, there was no general solicitation, appropriate disclosure information was distributed, all investors are accredited investors as defined in Rule 501 and the issuer filed its Form D with the Securities and Exchange Commission.  All shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
Note 11 – Subsequent Events (CONTINUED)

On February 18, 2009 The Company bought back and cancelled 39,217 shares of common stock at a price of $.21 per share.

On March 17, 2009, The Company filed form S-8. This prospectus relates to the offer and sale of 4,000,000 shares of Transfer Technology International Corp., a Delaware corporation ("Company"), issuable upon the exercise of options issued to employees (“Employees”) and outside  consultants ( "Outside Consultants") pursuant to the 2009 Stock Option Plan (the "Stock Option Plan") that has been approved by the Company.

Under the Stock Option Plan, two types of options may be issued.  The first type are “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”).  ISO’s can and will be issued to Employees of the Company only.

The second type of options is “non-qualified stock options” (“NQSO’s”).  NQSO’s can be issued to Outside Consultants as well as Employees.

The common stock issued pursuant to the exercise of ISO’s and/or NQSO’s, is not subject to any restriction on transferability, except with respect to resale restrictions applicable to shares of our common stock that are delivered to Consultants that are deemed to be our affiliates.  Recipients of shares other than persons who are "affiliates" of Company within the meaning of the Securities Act of 1933 (the "Act") may sell all or part of the shares in any way permitted by law, including sales in the over-the-counter market at prices prevailing at the time of such sale. An affiliate is summarily, any director, executive officer or controlling shareholder of the Company or any one of its subsidiaries. An "affiliate" of Company is subject to Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). If a Consultant who is not now an "affiliate" becomes an "affiliate" in the future, he/she would then be subject to Section 16(b) of the Exchange Act. The common stock is listed on the Pink Sheets under the symbol "TTIN".

On March 17, 2009 announced today the creation of its wholly owned subsidiary Organic Products International Corp. The decision to launch OPI is based on the development of three market ready products, and licensing agreements that provide a base of product offerings that will drive significant revenues for Transfer Technology International. Organic Products International will be marketing a cutting edge canker suppression formula for the citrus industry, two different rust inhibitor products, and a crop nutrient product.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Note 11 – Subsequent Events (CONTINUED)

On March 23, 2009, The Company has issued an aggregate of 580,833 Rule 144 restricted shares of common stock of the Company to a total of 13 persons and/or entities.  The shares were issued as compensation pursuant to certain consulting agreements, to certain persons in exchange for the cancellation of debt held against the Company, and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from the par value of the stock to $0.20 per share depending upon the transaction.  The issuance of the shares to consultants and debt holders was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.  The shares issued in exchange for investment proceeds were exempt from the registration requirements of Section 5 of the Act under Section 4(2) of the Act pursuant to the safe harbor set forth in Rule 506 promulgated under the Act.  In connection with the sale and issuance of the 506 shares, there was no general solicitation, appropriate disclosure information was distributed, all investors are accredited investors as defined in Rule 501 and the issuer filed its Form D with the Securities and Exchange Commission.  All shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

On March 24, 2009, The Company announced our Board of Directors voted unanimously for George Merrell to become our new COO and the fourth board of directors member.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  Management did not identify any material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Prior to the fiscal year ended December 31, 2008, management had identified a material weakness in our internal controls over financial reporting in that only one individual, our CEO Chris Trina, who, as an officer and director of the Company, had sole access and authority to receive cash and make cash disbursements.  To remedy the weakness, management determined to take the following measures:

1.
Identify and/or retain a second employee or member of management who is appropriately trained who will also have duel control with respect to the receipt of cash and the making of cash disbursements; and

2.	Establish formal general accounting policies and procedures.

During the fiscal year ended December 31, 2008, we made arrangements for our CFO, Robert J. Calamunci to have independent access to and independent review authority for, all banking records for the purpose of reviewing as a second authority all cash transactions of the Company.  Further, members of our staff who are not officers or directors of the Company have responsibility for preparing all financial record keeping relating to the collection and payment of invoices.  In light of these changes, management, including our principal executive officer and principal financial officer have determined the aforementioned material weakness has been remedied.

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with TTIN for each of the directors and officers of TTIN.

Name	Age	Position(s)
Chris Trina	45	Chief Executive Officer, President, Secretary and Director
Robert J. Calamunci	52	Chief Financial Officer and Chief Accounting Officer
George Merrell	55	Chief Operating Officer and Director
William Parsons	60	Director
Sandy W. Shultz, M.D.	55	Director

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

Robert J. Calamunci

On April 28, 2008, Robert J. Calamunci, was appointed Chief Financial Officer and Principal Accounting Officer of TTIN. Mr. Calamunci holds the credentials of Certified Public Accountant as well as Certified Financial Planner™. Robert also holds a Masters Degree in Taxation from Pace University as well as a BBA in Accounting.  Mr. Calamunci has numerous securities licenses; series 27, 24, 7, 65, 4, 9, and 10.

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
Mar, 2006 - April, 2007 - Refco Securities – CFO, NY, NY.
Aug., 2004 - Feb., 2006 - Utendahl Capital Partners' LP – CFO, NY, NY.
Aug., 2002 - July, 2002 - Self employed (accounting). Tinton Falls, NJ.
Apr., 2001 - July, 2002 - E Street Access - VP, Accounting, Marlboro, NJ.

George Merrell

Mr. Merrell has served as the Chief Operating Officer and as a Director of the Company since March 23, 2009.  Prior to 2002, Mr. Merrell spent 20 years with the Dial Soap Corporation in a variety of executive level management positions including being a director of a production facility producing revenue of $225,000,000 annually.  From 2002 to 2007, Mr. Merrell served as Operations Manager for Preservation Sciences, Inc. (“PSI”) in St. Petersburg, Florida, involving the manufacture of food grade liquid preservative, citrus canker suppressor, and rust inhibitor products.  From 2008 to the present, Mr. Merrell has served as a consultant to TTI regarding the commercialization of the citrus canker suppressor and rust inhibitor products TTI acquired from PSI.

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

Sandy W. Shultz, M.D.

Effective January 14, 2008, Sandy W. Shultz, M.D. was elected to the Board of Directors of TTIN.  Dr. Shultz graduated from George Washington University School of Medicine where he served as senior class president.  After completing his Internal Medicine internship at the Veterans Administration Medical Center, in Washington, D.C., Dr. Shultz completed a residency and became Chief Resident Department of Radiology at George Washington University.  In 1985 and 1986 Dr. Shultz completed a Fellowship in Vascular and Interventional Radiology.  Dr. Shultz has been published in medical journals on various topics.  Dr. Shultz currently serves as Chief of Radiology at Key West Regional Hospital.  Dr. Shultz has been married for thirty years.  He and his wife, Shelley have three children and currently reside in Key West, Florida.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3 and 4 and amendments thereto furnished to TTIN during the 2008 fiscal year, the following table details non-compliance with Section 16(a) of the Exchange Act of 1934.

Name	Late Reports	Transactions not Reported	Reports not Filed
Chris Trina	1	0	0
Robert J. Calamunci	1	0	0
William Parsons	1	0	0
Sandy W. Shultz, M.D.	1	0	0

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Chris Trina, CEO (1)	2008 2007	$240,000 $108,242	$219,185	$459,185 $108,242
Steven Weldon, former CEO (2)	2007 2006	$52,038 $77,538	0 0	$52,038 $77,538

(1)	Mr. Trina is our current CEO and has a written employment contract with TTIN pursuant to which he receives a salary of $240,000 annually.
(2)	Mr. Weldon resigned as CEO of TTIN in September, 2007.

DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to TTIN.   TTIN does compensate its directors from time to time with stock for services as directors.  At the present time, directors receive 10,000 shares of restricted common stock on a monthly basis for their service on the board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information about persons or entities known to TTIN to be the beneficial owner of more than 5% of TTIN’s common shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina 2206 Bay Club Circle Tampa, FL 33607	2,120,000	8.8%
Common	SB Investment Trust 2206 Bay Club Circle Tampa, FL 33607	1,258,124	5.2%
(1) All ownership is direct ownership unless noted otherwise.

The following table provides certain information about the beneficial ownership of our common shares by our officers and directors individually and as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina	2,120,000	8.8%
Common	Sandy W. Shultz, M.D.	708,965	2.9%
Common	George Merrell	191,500	0.8%
Common	William Parsons	689,763	2.9%
Common	Robert J. Calamunci	130,000	0.5%
Common	All officers and directors as a group (5)	3,840,228	15.9%
(1) All ownership is direct ownership unless noted otherwise.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

We have four directors.  Chris Trina and George Merrell are not considered independent directors.  William Parsons and Sandy W. Shultz, M.D. are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).  A copy of that rule is attached to this filing as Exhibit 99.

Item 14.  Principal Accounting Fees and Services

	Fiscal 2007	Fiscal 2008
Audit Fees (1)	$26,000	$27,000
Audit-Related Fees (2)	4,500	13,500
Tax Fees	0	0
All other Fees	0	0
Total	$30,500	$40,500

(1)	Audit Fees – Audit fees billed to the Company by Bagell, Josephs, Levine & Company, L.L.C. for auditing the Company’s annual financial statements for 2007 and 2008 respectively.
(2)
Audit-Related Fees– Review fees billed to the Company by Bagell, Josephs, Levine & Company, L.L.C. for reviewing the Company’s quarterly financial statements for the quarter ended September 30, 2007 during the fiscal year ended December 31, 2007, and for reviewing the Company’s quarterly financial statements for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 during the fiscal year ended December 31, 2008.

Item. 15. Exhibits
Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99	NASDAQ Rule 4200(a)(15)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transfer Technology International Corp.

By: /S/ Chris Trina
Chris Trina, Chief Executive Officer

Date: April 8, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Chris Trina
Chris Trina, Director and
Principal Executive Officer
Date:   April 8, 2009

By:  /s/ Robert J. Calamunci
Robert J. Calamunci
Principal Financial Officer and
Principal Accounting Officer
Date:   April 8, 2009

By:  /s/ George Merrell
George Merrell, Director
Date:   April 8, 2009

By:  /s/ William Parsons
William Parsons, Director
Date:   April 8, 2009