Form 10-Q
period 2009-03-31
Transfer Technology International Corp.
filed 2009-05-20
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________ Commission File Number: 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)
2203 North Lois Avenue, Suite 704 Tampa, FL  33607
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   N/A since the registrant is neither required nor permitted to post Interactive Data Files.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	X	No

The registrant has 27,911,286 shares of common stock outstanding at May 18, 2009.

- 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-20

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$99,632	$144,641
Accounts receivable - other	20,000	-
Reserve for doubtful accounts	(20,000)	-
Other assets	2,191	2,191
	101,823	146,832
FIXED ASSETS
Equipment (Net of Accumulated Depreciation of $ 605 at March 31, 2009 and
$403 at December 31, 2008)	2,214	2,416

TOTAL ASSETS	$104,037	$149,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$133,934	$118,765
Other current liabilities	220,352	209,863
Liabilty for stock to be issued	10,015	3,015
Notes payable	550,000	130,000

Total current liabilities	914,301	461,643

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2009 and 2008
and 24,150,473 and 22,798,024 shares issued and 23,817,627 and 22,598,413 outstanding
at March 31, 2009 and December 31, 2008 respectively	24,150	22,798
Additional paid-in capital	44,872,714	44,599,969
(Accumulated deficit)	(45,642,444)	(44,897,324)
	(745,580)	(274,557)

Less: Cost of treasury stock, 332,846 shares at March 31, 2009
and 199,611 shares at December 31, 2008	(64,684)	(37,838)

Total stockholders' deficit	(810,264)	(312,395)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$104,037	$149,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUES
Net sales	$38,629	$-
Cost of sales	-	-
Gross Profit	38,629	-

COSTS AND EXPENSES
Selling, general and administrative	730,709	234,631
Reserve for doubtful account	20,000	-
Total costs and expenses	750,709	234,631

NET LOSS BEFORE OTHER INCOME (LOSS)	(712,080)	(234,631)

OTHER INCOME (LOSS)
Interest income	2	3,954
Interest expense	(33,042)	(270,958)
Total other income (loss)	(33,040)	(267,004)

NET (LOSS) BEFORE PROVISON FOR INCOME TAX	(745,120)	(501,635)

LOSS BEFORE PROVISION FOR INCOME TAX	(745,120)	(501,635)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(745,120)	$(501,635)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	23,369,789	8,548,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(745,120)	(501,635)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	202	-
Stock issued to executives for compensation	18,000	-
Stock issued to directors for services net	18,000	17,615
Stock issued to venders and consultants for compenstation	212,333
Interest resulting from beneficial conversion feature of notes payable	4,000	249,388

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) in other current assets	-	2,594
Increase accounts payable	15,169	(8,541)
Increase in liability for stock to be issued	7,000	-
Increase (Decrease) accrued expenses - net	10,489	(70,689)

Net cash (used in) operating activities	(459,927)	(311,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	(11,354)

Net cash provided by investing activities	-	(11,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	30,000	750
Treasury Stock and other	(35,082)	-
Proceeds from convertible notes payable	420,000	-
Proceeds from bridge loan	-	98,000
Proceeds from stock issuances	-	246,139

Net cash provided by financing activities	414,918	344,889

NET INCREASE (DECREASE) IN CASH	(45,009)	22,267

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$99,632	$24,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives	$18,000	$-
Stock issued to directors	$18,000	$17,615
Stock issued to vendors and consultants	$212,333	$-

Cash Paid during the Year:
Interest Expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

The condensed consolidated unaudited financial statements included herein have been prepared by Transfer Technology International Corporation (the “Company”), formerly Inverted Paradigms Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $45,642,444 as of March 31, 2009 and $44,897,324 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Transfer Technology International, Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Insurance Deposit Corporation up to $250,000. At March 31, 2009 and December 31, 2008, The Company’s uninsured cash balances total $0.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

On March 17, 2009 The Company filed Form S-8 with the Securities and Exchange Commission. This prospectus relates to the offer and sale of 4,000,000 shares of Transfer Technology International Corp., a Delaware corporation ("Company"), issuable upon the exercise of options issued to employees (“Employees”) and outside  consultants ( "Outside Consultants") pursuant to the 2009 Stock Option Plan (the "Stock Option Plan") that has been approved by the Company.

Under the Stock Option Plan, two types of options may be issued.  The first type are “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“ISO’s”).  ISO’s can and will be issued to Employees of the Company only.

The second type of options are “non-qualified stock options” (“NQSO’s”).  NQSO’s can be issued to Outside Consultants as well as Employees.

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

To date, no ISO’s or NQSO’s have been granted.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2009	March 31, 2008
NET LOSS	$(745,120)	$(501,635)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	23,369,789	8,548,812

For the three months ended March 31, 2009 and 2008 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 10,343,076 warrants at March 31, 2009 and 2,207,000 warrants at March 31, 2008.

 Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, loan receivable, accounts payable, and other current liabilities approximate fair value because of the short maturity of those instruments.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006. The implementation of this pronouncement had no impact on the Company’s financial position or results of operations. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains  all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements (continued)

with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that began after September 15, 2006.  The implementation of this pronouncement had no impact on the Company’s financial position or results of operations.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's consolidated financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The adoption of FASB Statement No. 157 did not have a material impact on the Company’s results of operations or financial statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Note 4 – Equipment

Equipment is summarized as follows:

	March 31, 2009	March 31, 2008
Computers and equipment	$2,819	$-
Less: accumulated depreciation	605	-
Computers and equipment - Net	$2,214	$-

Depreciation expense for the three months ended March 31, 2009 and March 31, 2008 was $202 and $0 respectively.

Note 5 – Rent

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The Company paid $9,381 and $6,528 for rent for the months ended March 31, 2009 and 2008 respectively. The total expected remaining lease payments till June 30, 2010 total $ 43,224.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 6 – Convertible Notes Payable

Convertible notes payable are summarized as follows as of March 31, 2009:

Amount
October 2008 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principle and interest are due.	$20,000

November 2008 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	10,000

November 2008 – Unsecured convertible note payable for $ 200,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	20,000

December 2008 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	5,000

December 2008 – Unsecured convertible note payable for $ 50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	50,000

December 2008 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	25,000

January 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is January 2010 at which time all principle and interest are due.	4,500

February 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	40,000

February 2009 – Unsecured convertible note payable for $ 30,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	30,000

February 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	10,000

February 2009 – Unsecured convertible note payable for $ 14,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	14,000

February 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	40,000
- 13

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 6 - Convertible Notes Payable (CONTINUED)

February 2009 – Unsecured convertible note payable for $ 7,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	7,000

February 2009 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	5,000

February 2009 – Unsecured convertible note payable for $ 75,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	75,000

February 2009 – Unsecured convertible note payable for $ 45,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	45,000

March 2009 – Unsecured convertible note payable for $ 2,500 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	2,500

March 2009 – Unsecured convertible note payable for $9,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	9,000

March 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	10,000

March 2009 – Unsecured convertible note payable for $ 25,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	25,000

March 2009 – Unsecured convertible note payable for $ 12,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	12,000

March 2009 – Unsecured convertible note payable for $ 15,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	15,000

March 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	40,000

March 2009 – Unsecured convertible note payable for $ 6,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	6,000

March 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	10,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 6 - Convertible Notes Payable (CONTINUED)

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	20,000

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	$550,000

Convertible notes payable are summarized as follows as of December 31, 2008:

Amount

October 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principal and interest are due.	20,000

November 2008 - Unsecured convertible note payable for $10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	10,000

November 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	20,000

December 2008 - Unsecured convertible note payable for $5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	5,000

December 2008 - Unsecured convertible note payable for $50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	50,000

December 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	25,000

Total convertible notes payable	$130,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

There was no provision for income tax for the three months ended March 31, 2009 and 2008. At March 31, 2009 and 2008 the Company had an accumulated deficit approximating $45,642,444 and $41,792, 212. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2029 are approximately $4,331,874and $2,009,111 for the three months ended March 31 2009 and 2008 respectively.

	March 31, 2009	March 31, 2008

Deferred tax assets	$1,523,156	$703,189
Less: valuation	(1,523,156)	(703,189)
Totals	$-	$-

Note 8 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of March 31, 2009 and December 31, 2008. The Company had 24,150,473 and 22,798,024 shares of common stock issued and 23,817,627 and 22,598,413 outstanding as of March 31, 2009 and December 31, 2008 respectively. The Company held 332,846 and 199,611 shares of common stock in treasury at March 31, 2009 and December 31,2008 respectively. The par value of the shares was $.001 per share.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Note 8 – Stockholders’ Deficit (CONTINUED)

public offering. All share recipients were closely related to and well known by the Company and no money was raised. Beneficial interest was $249,358 for the quarter ended March 31, 2008.

2009

During the quarter ended March 31, 2009, the Company issued 90,000 shares of common stock for directors’ fees. The common stocks were issued at a price of $.20 per share. The Company included $1,500 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended March 31, 2009, the Company issued 90,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.20 per share. The Company included $3,500 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended March 31, 2009, the Company issued 1,061,666 shares of common stock for compensation to venders and consultants. The common stocks were issued at a price of $.20 per share. The Company included $1,000 in beneficial interest income in its consolidated statement of operations.

During the quarter ended March 31, 2009, the Company issued 150,000 shares of common stock for subscribers. The common stocks were issued at a price of $.20 per share.

During the quarter ended March 31, 2009, the Company bought and held in treasury 133,235 shares of common stock. The common stocks were bought at prices ranging from $.15 to $.25 per share.

During the quarter ended March 31, 2009, the Company bought and cancelled 39,217 shares of common stock. The common stocks were bought at $ .21 per share.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of March 31, 2009:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2006	Broker warrants	50,000	0.5	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class A warrants	4,971,538	1.25	Various 2010
2008	Class B warrants	4,971,538	1.25	Various 2011
		9,943,076

2009	Class A warrants	150,000	1.25	Various 2010
2009	Class B warrants	150,000	1.25	Various 2011
		300,000

Total warrants outstanding		10,343,076

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of March 31, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2002	Class A warrants	1,220,000	1.000	April – May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.000
		997,000

2002	Class B warrants	1,220,000	1.500	April – May 2007
2003	Class A warrants cancelled	(160,000)
		1,060,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. – Oct. 2007
2004	Expired	(3,718,491)
		0

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

Total warrants outstanding		2,207,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Note 9 – Subsequent Events

On April 21, 2009, The Company issued an aggregate of 4,052,478 Rule 144 restricted shares of common stock of the Company to a total of 57 persons and/or entities.  The shares were issued as a dividend to certain shareholders in exchange for their agreement to enter into a lock-up agreement with respect to their shares, to officers, directors and employees in exchange for services rendered for the Company, and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from the par value of the stock to $0.20 per share depending upon the transaction.  The issuance of the shares as a dividend and to officers, directors and employees was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.  The shares issued in exchange for investment proceeds were exempt from the registration requirements of Section 5 of the Act under Section 4(2) of the Act pursuant to the safe harbor set forth in Rule 506 promulgated under the Act.  In connection with the sale and issuance of the 506 shares, there was no general solicitation, appropriate disclosure information was distributed, all investors are accredited investors as defined in Rule 501 and the issuer filed its Form D with the Securities and Exchange Commission.  All shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Due to insufficient progress in prior business operations, approximately twenty months ago the Company liquidated its business assets and launched a new business plan. It hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

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

The Company is now beginning the commercialization process for these acquired technologies.  In addition to the commercialization of our technologies, the Company has recently acquired the rights to be a reseller of certain organic products. As of the date of this filing, a revenue stream from these technologies has commenced. During the three months ended March 31, 2009, the Company had recognized $38,600 in revenues from business operations from its newly formed wholly owned subsidiary, Organic Products International Corp. (OPI). The quarter ended March 31, 2008 recognized $0 in revenue from any business operations.

The Company hired a COO who will be the thrust behind these efforts.  Since the Company is a reseller of products that are already developed and ready for market, the resale of the organic products has the potential to bring the Company immediate operational revenues.  Though the revenues will likely start out slow, management believes this business activity has significant potential for the Company.

Capital Resources

Current business operations have been funded by the sale of equity capital and to a small extent, revenues.  During the three months ended March 31, 2009, the Company raised $450,000 through the sale of its common stock and convertible notes.  Even though management believes operating revenues may accelerate soon through the commercialization of acquired technologies and the sale of organic products, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock and convertible notes in private placements.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Quarter ended March 31, 2009

In this first quarter of 2009, the Company incurred $730,710 versus $234,631in the first quarter of 2008 in general administrative expenses.  The significant increase is a result of costs incurred towards obtaining EPA labels for our products. Of that amount, $18,000 was in the form of stock issued to directors for services rendered, $18,000 in the form of stock issued for executive compensation and $212,333 was in the form of stock issued to vendors and consultants for compensation.  Accordingly, only approximately $482,135 of the general administrative expenses for the quarter ended March 31, 2009, was paid in cash.  This was offset by $38,629 in operating revenues.  The operations of the Company were sustained by proceeds from the sale of our common stock and convertible notes payable.

Management estimates fixed cash expenditures in the future to total approximately $85,000 per month and variable monthly cash expenditures average $5,000 to $15,000 per month. Accordingly, going forward, the Company needs approximately $285,000 per quarter to stay solvent and to pursue it business plan.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital, convertible notes payable and eventually through revenues from its business operations.

                       Liquidity

As of May 15, 2009, we had cash on hand of approximately $62,000.  This money is from the private sale of capital, notes and convertible notes. This will meet the cash needs of the Company for approximately the next 20 days. Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital, notes payable, or through the commercialization of technologies currently owned or acquired by the Company.

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

Item 4T.           Controls and Procedures.
The Registrant’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Registrants’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.   There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A.       Risk Factors.

Not Required.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended March 31, 2009, other than sales previously reported on Form 8-K.

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

Date:  May 20, 2009

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer

Date:  May 20, 2009

