Form 10-Q
period 2009-06-30
Transfer Technology International Corp.
filed 2009-08-19
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
or

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

The registrant has 28,847,975 shares of common stock outstanding at August 17, 2009.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-20

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
(FKA INVERTED PARADIGMS CORPORATION AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$9,573	$144,641
Accounts receivable - net	-	-
Other assets	2,191	2,191

Total current assets	11,764	146,832

Fixed Assets
Equipment ( net of accumulated depreciation of $806 at June 30, 2009 and
$403 at December 31, 2008)	2,013	2,416

TOTAL ASSETS	$13,777	$149,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$121,660	$118,765
Other Current Liabilities	243,546	209,863
Liability for Stock to be issued	35,000	3,015
Notes Payable	664,500	130,000

Total current liabilities	1,064,706	461,643

TOTAL LIABILITIES	1,064,706	461,643

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001 per share; 250,000,000 shares authorized in 2009 and 2008 and 27,911,286 and 22,798,024 shares issued and 27,462,975 and 22,598,413 outstanding
at June 30, 2009 and December 31, 2008 respectively.	27,911	22,798
Additional paid-in capital	45,641,022	44,599,969
(Accumulated deficit)	(46,632,690)	(44,897,324)

	(963,757)	(274,557)
Less: Cost of treasury stock, 448,311 shares at June 30, 2009
and 199,611 shares at December 31, 2008	(87,172)	(37,838)

Total stockholders' (deficit)	(1,050,929)	(312,395)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,777	$149,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

REVENUES
Net sales	$82,977	$-	$44,348	$-
Cost of Sales	-	-	-	-
Gross Loss	82,977	-	44,348	-

COSTS AND EXPENSES
Selling, general and administrative	1,668,340	821,564	961,598	588,746
Reserve for doubtful account	20,000	-	-	-
Total costs and expenses	1,688,340	821,564	961,598	588,746

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(1,605,363)	(821,564)	(917,250)	(588,746)

OTHER INCOME (LOSS)
Interest income	2	4,554	-	600
Interest expense	(77,427)	(1,293,810)	(20,417)	(1,021,039)
Other income	-	91	-	91
Other expense - shares issued for lock up	(52,578)	-	(52,578)	-
Total other Income (Loss)	(130,003)	(1,289,165)	(72,995)	(1,020,348)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(1,735,366)	$(2,110,729)	$(990,245)	$(1,609,094)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(1,735,366)	$(2,110,729)	$(990,245)	$(1,609,094)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.19)	$(0.04)	$(0.12)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	25,250,595	11,035,320	27,062,298	13,531,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(1,735,366)	$(2,110,729)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	404	-
Stock issued to directors and executives for compensation	675,541	155,330
Stock issued to employees for compensation	7,200	-
Stock issued to consultants	244,652	-
Stock issued to shareholders as inducement for lock up agreement	52,578	-
Interest resulting from beneficial conversion feature of notes payable	24,417	1,285,828

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) Decrease in other current assets	-	(671)
Increase (Decrease) in accounts payable	2,895	(15,500)
Increase in liability for stock to be issued	31,985	-
Increase (Decrease) accrued expenses	33,682	(90,373)

Net cash (used in) operating activities	(662,012)	(776,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing stock	45,000	466,139
Treasury stock and other	(52,556)	-
Proceeds from convertible notes payable	454,500	311,062
Proceeds from Promissory notes	50,000	40,000
Payment of notes payables	-	(66,219)
Proceeds from bridge loan	30,000	98,000

Net cash provided by financing activities	526,944	848,982

NET INCREASE (DECREASE) IN CASH	(135,068)	72,867

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,573	$74,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Stock issued to directors and executives for compensation	$675,541	$155,330
Stock issued to employees for compensation	$7,200	$-
Stock issued to consultants	$244,652	$-
Stock issued to convert notes payable	$-	$429,400

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $46,632,690 as of June 30, 2009 and $44,897,324 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Insurance Deposit Corporation up to $250,000. At June 30, 2009 and December 31, 2008, The Company’s uninsured cash balances total $0.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2009	June 30, 2008
NET LOSS	$(1,735,366)	$(2,110,729)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	25,250,595	11,035,320

For the six months ended June 30, 2009 and 2008 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 10,466,076 warrants at June 30, 2009 and 2,207,000 warrants at June 30, 2008.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Note 4 – Equipment

Equipment is summarized as follows:

	June 30, 2009	June 30, 2008
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	806	-
Computers and equipment - Net	$2,013	$2,819

Depreciation expense for the six months ended June 30, 2009 and six months ended June 30, 2008 was $404 and $0 respectively.

Note 5 – Rent

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The Company paid $19,191and $13,075 for rent for the six months ended June 30, 2009 and 2008 respectively. The total expected remaining lease payments till June 30, 2010 total  $ 33,414.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 6 – Promissory and Convertible Notes Payable

Promissory and convertible notes payable are summarized as follows as of June 30, 2009:

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 6 - Promissory and Convertible Notes Payable (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 6 - Promissory and Convertible Notes Payable (CONTINUED)

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	20,000

April 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	4,500

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

May 2009 – Unsecured promissory note payable for $ 50,000 including interest at a fixed rate of 1%. The maturity date is August 2009 at which time all principle and interest are due or note may be extended for an additional 90 days on the same terms.	50,000

June 2009 – Unsecured promissory note payable for $ 30,000 including interest at a fixed rate of 20%. The maturity date is October 2009 at which time all principle and interest are due.	30,000

June 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

Total promissory and convertible notes payable	$664,500

Convertible notes payable are summarized as follows as of December 31, 2008:

Amount

October 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principal and interest are due.	20,000

November 2008 - Unsecured convertible note payable for $10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	10,000

November 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	20,000

December 2008 - Unsecured convertible note payable for $5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	5,000

December 2008 - Unsecured convertible note payable for $50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	50,000

December 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	25,000

Total convertible notes payable	$130,000

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

There was no provision for income tax for the six months ended June 30, 2009 and 2008. At June 30, 2009 and 2008 the Company had an accumulated deficit approximating $46,632,690  and $43,401,311. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2029 are approximately $5,269,541 and $3,618,205 for the six months ended June 30 2009 and 2008 respectively.

	June 30, 2009	June 30, 2008
Deferred tax assets	$1,851,339	$1,266,372
Less: valuation	(1,851,339)	(1,266,372)
Totals	$-	$-

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 8 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of June 30, 2009 and December 31, 2008. The Company had 27,911,286 and 22,798,024 shares of common stock issued and 27,462,975 and 22,598,413 outstanding as of June 30, 2009 and December 31, 2008 respectively. The Company held 448,311 and 199,611 shares of common stock in treasury at June 30, 2009 and December 31,2008 respectively. The par value of the shares was $.001 per share.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

2009

Note 8 – Stockholders’ Deficit (CONTINUED)

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

During the quarter ended June 30, 2009, the Company issued 71,960 shares of common stock for directors’ fees. The common stocks were issued at a price of $.20 per share.

During the quarter ended June 30, 2009, the Company issued 3,125,745 shares of common stock for executive compensation. The common stocks were issued at a price of $.20 per share.

During the quarter ended June 30, 2009, the Company issued 36,000 shares of common stock for employee compensation. The common stocks were issued at a price of $.20 per share.

During the quarter ended June 30, 2009, the Company issued 468,333 shares of common stock for compensation to venders and consultants. The common stocks were issued at a price of $.20 per share.

During the quarter ended June 30, 2009, the Company issued 87,550 shares of common stock for subscribers. The common stocks were issued at a price of $.20 per share.

During the quarter ended June 30, 2009, the Company bought and held in treasury 115,465 shares of common stock. The common stocks were bought at prices ranging from $.15 to $.25 per share.

During the quarter ended June 30, 2009, the Company cancelled 291,665 shares of common stock previously issued to consultants. The stock was cancelled at $0.14 per share. As a result, The Company included $20,417 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended June 30, 2009, the Company issued 262,890 shares of common stock as an inducement to lock up shares.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of June 30, 2009:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class A warrants	4,971,538	1.25	Various 2010
2008	Class B warrants	4,971,538	1.25	Various 2011
		9,943,076

2009	Class A warrants	236,500	1.25	Various 2010
2009	Class B warrants	236,500	1.25	Various 2011
		473,000

Total warrants outstanding		10,466,076

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 8 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of June 30, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2002	Class A warrants	1,220,000	1.000	April - May 2007
2003	Class A warrants cancelled	(160,000)
2003	Class A warrants exercised	(63,000)	1.000
		997,000

2002	Class B warrants	1,220,000	1.500	April - May 2007
2003	Class A warrants cancelled	(160,000)
		1,060,000

2004	Notes payable warrants	50,000	0.92	None

2004	Private placement warrants	3,718,491	0.75	Aug. - Oct.2007
2004	Expired	(3,718,491)
		0

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

Total warrants outstanding		2,207,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Note 9 – Subsequent Events

On July 14, 2009 the Company has issued an aggregate of 1,385,000 Rule 144 restricted shares of common stock of the Company to a total of 21 persons and/or entities.  The shares were issued as compensation pursuant to certain consulting agreements, to employees and directors in exchange for services rendered for the Company, and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from $0.10 to $0.20 per share depending upon the transaction.  The issuance of the shares to consultants, employees and directors was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.  The shares issued in exchange for investment proceeds were exempt from the registration requirements of Section 5 of the Act under Section 4(2) of the Act pursuant to the safe harbor set forth in Rule 506 promulgated under the Act.  In connection with the sale and issuance of the 506 shares, there was no general solicitation, appropriate disclosure information was distributed, all investors are accredited investors as defined in Rule 501 and the issuer filed its Form D with the Securities and Exchange Commission.  All shares issued are restricted shares pursuant to Rule 144 promulgated under the Act.

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

The Company is now beginning the commercialization process for these acquired technologies.  In addition to the commercialization of our technologies, the Company has recently acquired the rights to be a reseller of certain organic products. As of the date of this filing, a revenue stream from these technologies has commenced. During the three months ended June 30, 2009, the Company had recognized $44,348 in revenues from business operations from its newly formed wholly owned subsidiary, Organic Products International Corp. (OPI). The quarter ended June 30, 2008 recognized $0 in revenue from any business operations.

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

Capital Resources

Current business operations have been funded by the sale of equity capital, convertible notes, promissory notes, and, to a small extent, revenues.  During the three months ended June 30, 2009, the Company raised $146,500 through the sale of its common stock, convertible notes, and promissory notes.  Even though management believes operating revenues may accelerate soon through the commercialization of acquired technologies and the sale of organic products, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock and convertible notes in private placements.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Three and six month periods ended June 30, 2009

General operating expenses for the three and six month periods ended June 30, 2009, totaled $961,598 and $1,668,340 respectively.  The Company also incurred $20,417 and $77,427 in interest expense during the three and six month periods ended June 30, 2009, respectively.  However, the interest expense was not paid in cash and was a result of stock being issued at a higher fair market value than the amount needed to satisfy a debt.  Also, much of the general operating expenses was paid by the issuance of stock.

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

Liquidity

As of August 13, 2009, we had cash on hand of approximately $11,000.  This money is from the private sale of capital, notes and convertible notes. This will meet the cash needs of the Company for approximately the next 10 days. Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital, notes payable, or through the commercialization of technologies currently owned or acquired by the Company.

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

There have been no unregistered sales of equity securities during the quarter ended June 30, 2009, other than sales previously reported on Form 8-K.

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

Date:  August 18, 2009

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer

Date:  August 18, 2009