Form 10-Q
period 2009-09-30
Transfer Technology International Corp.
filed 2009-11-23
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
or

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

The registrant has 29,687,975 shares of common stock outstanding at November 20, 2009.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FINANCIAL STATEMENTS:

Pages
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-26

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		Restated
	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$3,683	$144,641
Accounts receivable - net	-	-
Other assets	2,191	2,191

Total current assets	5,874	146,832

Fixed Assets
Equipment ( net of accumulated depreciation of $1,108 at September 30, 2009 and
$403 at December 31, 2008)	1,811	2,416

TOTAL ASSETS	$7,685	$149,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$127,701	$118,765
Other Current Liabilities	574,205	209,863
Liability for Stock to be issued	-	3,015
Notes Payable	882,500	130,000

Total current liabilities	1,584,405	461,643

TOTAL LIABILITIES	1,584,405	461,643

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001 per share; 250,000,000 shares authorized in 2009 and 2008 and 30,136,286 and 22,798,024 shares issued and 29,687,975 and 22,598,413 outstanding
at September 30, 2009 and December 31, 2008 respectively.	30,136	22,798
Additional paid-in capital	45,285,847	44,119,969
(Accumulated deficit)	(46,805,532)	(44,417,324)

	(1,489,549)	(274,557)
Less: Cost of treasury stock, 448,311 shares at June 30, 2009
and 199,611 shares at December 31, 2008	(87,172)	(37,838)

Total stockholders' (deficit)	(1,576,721)	(312,395)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,685	$149,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPLTEMBER 30, 2009 AND 2008

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
		Restated
	2009	2008	2009	2008

REVENUES
Net sales	$84,407	$-	$1,430	$-
Cost of Sales	-	-	-	-
Gross Income	84,407	-	1,430	-

COSTS AND EXPENSES
Selling, general and administrative	2,302,751	1,395,212	634,411	573,648
Reserve for doubtful account	20,000	-	-	-
Total costs and expenses	2,322,751	1,395,212	634,411	573,648

(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(2,238,344)	(1,395,212)	(632,982)	(573,648)

OTHER INCOME (LOSS)
Interest income	2	-	-	-
Interest expense	(97,288)	(817,552)	(19,861)	(3,742)
Other income	-	-	-	-
Other expense - shares issued for lock up	(52,578)	-	-	-
Total other Income (Loss)	(149,863)	(817,552)	(19,861)	(3,742)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(2,388,208)	$(2,212,764)	$(652,843)	$(577,390)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(2,388,208)	$(2,212,764)	$(652,843)	$(577,390)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.09)	$(0.18)	$(0.02)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	26,296,434	12,533,853	28,717,649	15,337,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

		Restated
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,388,208)	$(2,212,764)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	605	202
Stock issued to directors and executives for compensation	843,541	343,500
Stock issued to employees for compensation	21,200	-
Stock issued to consultants	472,652	237,408
Stock issued to shareholders as inducement for lock up agreement	52,578	-
Interest resulting from beneficial conversion feature of notes payable	(293,533)	737,110

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) Decrease in other current assets	-	(671)
Increase (Decrease) in accounts payable	8,935	54,024
(Decrease) in liability for stock to be issued	(3,015)	-
Increase (Decrease) accrued expenses	364,336	(107,320)

Net cash (used in) operating activities	(920,909)	(948,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equioment	-	(2,819)

Net cash (used in) investing activities	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing stock	80,000	868,007
Treasury stock and other	(52,549)	-
Proceeds from convertible notes payable	652,500	311,062
Proceeds from Promissory notes	70,000	-
Payment of notes payables	-	(75,215)
Proceeds from bridge loan	30,000	98,000

Net cash provided by financing activities	779,951	1,201,854

NET INCREASE (DECREASE) IN CASH	(140,958)	250,524

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,683	$252,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Stock issued to directors and executives for compensation	$843,541	$343,500
Stock issued to employees for compensation	$21,200	$-
Stock issued to consultants	$472,652	$237,408
Stock issued to convert notes payable	$-	$429,400

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 1 – Restatement of Financial Statements

The Company is filing an amendment to its Quarterly reports for the quarters ended June 30, 2008 and September 30, 2008, its Annual report for the year ended December 31, 2008 and its Quarterly reports for the quarters ended March 31, 2009 and June 30, 2009 to amend and restate financial statements and other financial information for those filing periods. The restatement reclassifies an expense to equity since it was a related party transaction thereby reducing the net loss at December 31, 2008, by $480,000. The restatement also contains the conversion terms of the Company’s convertible notes, explains that during the quarter ended September 30, 2008, the Company bought and cancelled 55,000 shares of common stock, discloses that all stock issued by the Company was issued at fair market value, and discloses the Company’s accounting policy for revenue recognition.  There was no effect on the financial statements for the quarter ended March 31, 2008 or any prior periods.

In light of the restatement, readers should not rely on previously filed financial statements and other financial information for the quarters ended June 30, 2008 and September 30, 2008, the year ended December 31, 2008 and for the quarters ended March 31, 2009 and June 30, 2009

In reviewing the Company’s accounting, Bagell, Josephs, Levine & Company, L.L.C. determined that we had improperly booked a transaction with respect to the acquisition of two patents on April 2, 2008, resulting in an overstatement of the Company’s net loss by $480,000.  It was also recommended that the restatement include the other adjustments set forth above.

The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported balance sheet for the year ended December 31, 2008, and originally reported results of operations and cash flows for the nine months ended September 30, 2008 are summarized below.   The effects of this restatement on earnings per share for nine months ended September 30, 2008 is an increase of EPS by $0.03.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

            Note 1 – Restatement of Financial Statements (CONTINUED)

	Previously
	Reported
	December 31,	Net
	2008	Change	Restated
ASSETS

CURRENT ASSETS
Cash	$144,641	$-	$144,641
Accounts receivable - net	-	-	-
Other assets	2,191	-	2,191

Total current assets	146,832	-	146,832

Fixed Assets
Equipment ( net of accumulated depreciation of $1,108 at September 30, 2009 and
$403 at December 31, 2008)	2,416	-	2,416

TOTAL ASSETS	$149,248	$-	$149,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$118,765	$-	$118,765
Other Current Liabilities	209,863	-	209,863
Liability for Stock to be issued	3,015	-	3,015
Notes Payable	130,000	-	130,000

Total current liabilities	461,643	-	461,643

TOTAL LIABILITIES	461,643	-	461,643

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001 per share; 250,000,000 shares authorized in 2008 and 22,798,024 shares issued and 22,598,413 outstanding
at December 31, 2008 respectively.	22,798	-	22,798
Additional paid-in capital	44,599,969	480,000	44,119,969
(Accumulated deficit)	(44,897,324)	(480,000)	(44,417,324)

	(274,557)		(274,557)
Less: Cost of treasury stock, 448,311 shares at June 30, 2009
and 199,611 shares at December 31, 2008	(37,838)	-	(37,838)

Total stockholders' (deficit)	(312,395)	-	(312,395)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$149,248	$-	$149,248

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
            Note 1 – Restatement of Financial Statements (CONTINUED)

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported	Change	Restated
REVENUES
Net sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Income	-	-	-

COSTS AND EXPENSES
Selling, general and administrative	1,395,212	-	1,395,212
Reserve for doubtful account	-	-	-
Total costs and expenses	1,395,212	-	1,395,212
		-
(LOSS) INCOME BEFORE OTHER INCOME (LOSS)	(1,395,212)	-	(1,395,212)

OTHER INCOME (LOSS)
Interest income	-	-	-
Interest expense	(1,297,552)	(480,000)	(817,552)
Other income	-	-	-
Other expense - shares issued for lock up	-	-	-
Total other Income (Loss)	(1,297,552)	(480,000)	(817,552)
		-
		-
(LOSS) BEFORE PROVISION FOR INCOME TAX	$(2,692,764)	$(480,000)	$(2,212,764)

PROVISION FOR INCOME TAXES	-	-	-

NET (LOSS)	$(2,692,764)	$(480,000)	$(2,212,764)

NET( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$-	$(0.18)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	12,533,853	-	12,533,853

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

            Note 1 – Restatement of Financial Statements (CONTINUED)

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported	Change	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,692,764)	$480,000	$(2,212,764)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	202	-	202
Stock issued to directors and executives for compensation	343,500	-	343,500
Stock issued to employees for compensation	-	-	-
Stock issued to consultants	237,408	-	237,408
Stock issued to shareholders as inducement for lock up agreement	-	-	-
Interest resulting from beneficial conversion feature of notes payable	1,217,110	(480,000)	737,110

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	-	-
Increase in reserve for doubtful accounts receivable - other	-	-	-
(Increase) Decrease in other current assets	(671)	-	(671)
Increase (Decrease) in accounts payable	54,024	-	54,024
(Decrease) in liability for stock to be issued	-	-	-
Increase (Decrease) accrued expenses	(107,320)	-	(107,320)

Net cash (used in) operating activities	(948,511)	-	(948,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equioment	(2,819)	-	(2,819)

Net cash (used in) investing activities	(2,819)	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing stock	868,007	-	868,007
Proceeds from convertible notes payable	311,062	-	311,062
Payment of notes payables	(75,215)	-	(75,215)
Proceeds from bridge loan	98,000	-	98,000

Net cash provided by financing activities	1,201,854	-	1,201,854

NET INCREASE (DECREASE) IN CASH	250,524	-	250,524

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,915	-	1,915

CASH AND CASH EQUIVALENTS - END OF PERIOD	$252,439	$-	$252,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Stock issued to directors and executives for compensation	$343,500	$-	$343,500
Stock issued to consultants	$237,408	$-	$237,408
Stock issued to convert notes payable	$429,400	$-	$429,400

CASH PAID DURING THE YEAR:
Interest expense	$7,877	$-	$7,877

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 2 - Organization

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

Note 3 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $46,805,532 as of September 30, 2009 and $44,417,324 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies

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

The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Insurance Deposit Corporation up to $250,000. At September 30, 2009 and December 31, 2008, The Company’s uninsured cash balances total $0.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)
Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

		Restated
	September 30,	September 30,
	2009	2008
NET LOSS	$(2,388,208)	$(2,212,764)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	26,296,434	12,533,853

For the nine months ended September 30, 2009 and 2008 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 10,466,076 warrants at September 30, 2009 and 3,634,076 warrants at September 30, 2008.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

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

Revenue Recognition

The Company is a reseller of certain organic products. The revenues are recognized when the Company resells the products and the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are determinable and collectability is reasonably assured.

Note 5 – Equipment

Equipment is summarized as follows:
	September 30, 2009	September 30, 2008
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	1,108	202
Computers and equipment - Net	$1,811	$2,617

Depreciation expense for the nine months ended September 30, 2009 and nine months ended September 30, 2008 was $605 and $202 respectively.

Note 6 – Rent

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The Company paid $28,427and $22,635 for rent for the nine months ended September 30, 2009 and 2008 respectively. The total expected remaining lease payments till June 30, 2010 total $ 24,119.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 7 – Promissory and Convertible Notes Payable

Promissory and convertible notes payable are summarized as follows as of September 30, 2009:
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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 7 - Promissory and Convertible Notes Payable (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 7 - Promissory and Convertible Notes Payable (CONTINUED)

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	20,000

April 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	4,500

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

May 2009 – Unsecured promissory note payable for $ 50,000 including interest at a fixed rate of 1%. The maturity date is August 2009 at which time all principle and interest are due or note may be extended for an additional 90 days on the same terms.	50,000

June 2009 – Unsecured promissory note payable for $ 30,000 including interest at a fixed rate of 20%. The maturity date is October 2009 at which time all principle and interest are due.	30,000

June 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

July 2009 – Unsecured convertible note payable for $ 8,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	8,000

July 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

July 2009 – Unsecured convertible note payable for $ 15,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	15,000

August 2009 – Unsecured convertible note payable for $ 180,000 including interest at a fixed rate of 13%. The maturity date is July 2010 at which time all principle and interest are due.	180,000

September 2009 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	5,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 7 - Promissory and Convertible Notes Payable (CONTINUED)

Total promissory and convetible notes payable                       $882,500

Notes payable are summarized as follows as of September 30, 2008:	Amount

March 2007 - Unsecured promissory note payable to for $22,037 including interest at a fixed rate of 10%. The maturity date is March 2008 at which time all principal and interest are due. Although the note is past maturity and is in default, the Company is accruing interest.	6,815

May 2008 - Unsecured convertible note payable to for $50,000 including interest at a rate of 5% plus prime adjusted monthly. The maturity date is November 2008 at which time all principal and interest are due.	50,000

Total notes payable	$56,815

The Company has the option at any time to convert a note into the number of common shares equal to the quotient obtained by dividing the principal amount of the note by the conversion price.  The conversion price is one half (½) of the average closing price of the stock for the prior 10 days or $0.25, whichever is greater.  The holder of the note has the same conversion right after six months from the date of the issuance of the note.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 8 – Income Taxes

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

There was no provision for income tax for the six months ended September 30, 2009 and 2008. At September 30, 2009 and 2008 the Company had an accumulated deficit approximating $46,805,532 and $43,983,341. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2029 are approximately $5,522,384 and $4,271,048 for the nine months ended September 30 2009 and 2008 respectively.

	September 30, 2009	September 30, 2008
Deferred tax assets	$2,079,834	$1,468,458
Less: valuation	(2,079,834)	(1,468,458)
Totals	$-	$-

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of September 30, 2009 and December 31, 2008. The Company had 30,136,286 and 22,798,024 shares of common stock issued and 29,687,975 and 22,598,413 outstanding as of September 30, 2009 and December 31, 2008 respectively. The Company held 448,311 and 199,611 shares of common stock in treasury at September 30, 2009 and December 31, 2008 respectively. The par value of the shares was $.001 per share.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 9 – Stockholders’ Deficit (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 9 – Stockholders’ Deficit (CONTINUED)

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

During the quarter ended September 30, 2008, the Company bought and cancelled 55,000 shares of common stock.

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

During the quarter ended March 31, 2009, the Company issued 1,061,666 shares of common stock for compensation to venders and consultants. The common stocks were issued at a price of $.20 per share. The Company included 1,000 in beneficial interest income in its consolidated statement of operations.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 9 – Stockholders’ Deficit (CONTINUED)

During the quarter ended June 30, 2009, the Company cancelled 291,665 shares of common stock previously issued to consultants. The stock was cancelled at $0.14 per share. As a result, The Company included $20,417 in beneficial interest expense in its consolidated statement of operations.

During the quarter ended June 30, 2009, the Company issued 262,890 shares of common stock as stock issued as inducement to lock up shares.

During the quarter ended September 30, 2009, the Company issued 540,000 shares of common stock for directors’ fees. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2009, the Company issued 300,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2009, the Company issued 70,000 shares of common stock for employee compensation. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2009, the Company issued 1,165000 shares of common stock for compensation to venders and consultants. The common stocks were issued at a price of $.20 per share.

During the quarter ended September 30, 2009, the Company issued 150,000 shares of common stock for subscribers, which was previously recorded as “liability for stock to be issued” on our balance sheet at June 30, 2009 in the amount of $30,000. The common stocks were issued at a price of $.20 per share.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 9 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of September 30, 2009:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		0

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class A warrants	5,169,538	1.25	Various 2010
2008	Class B warrants	5,169,538	1.25	Various 2011
		10,339,076

2009	Class A warrants	236,500	1.25	Various 2010
2009	Class B warrants	236,500	1.25	Various 2011
		473,000

Total warrants outstanding		10,862,076

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Note 9– Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of September 30, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2005	Broker warrants	50,000	0.50	Dec. 2008

2006	Broker warrants	50,000	0.50	Mar. 2009

2006	Broker warrants	300,000	0.045	Apr. 2011
2006	Warrant exercise	(300,000)	0.045
		100,000

2006	Broker warrants	294,118	0.085	May 2011
2006	Warrant exercise	(294,118)	0.085
		0

2006	Class A warrants	2,941,177	0.085	May 2011
2007	Class A warrants cancelled	(2,941,177)	0.085
		0

2006	Class B warrants	2,941,177	0.50	May 2011
2007	Class B warrants cancelled	(2,941,177)	0.50
		0

2008	Class A warrants	1,767,038	1.25	Various 2010
2008	Class B warrants	1,767,038	1.25	Various 2011
		3,534,076

Total warrants outstanding		3,634,076

Note 10 – Related Party

2009

During the nine months ended September 30, 2009 there were no related party transactions.

2008

For the nine months ended September 30, 2008 Transfer Technology International Corp. had a related party transaction with SB Investment Trust  that resulted in restating $480,000 from beneficial interest expense to Additional  Paid In Capital as disclosed in footnote 1.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Due to insufficient progress in prior business operations, approximately twenty-three months ago the Company liquidated its business assets and launched a new business plan. It hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

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

The Company is now working toward commercializing these acquired technologies.  In addition to the commercialization of our technologies, the Company has acquired the rights to be a reseller of certain organic products.  A revenue stream from these technologies has commenced. During the nine months ended September 30, 2009, the Company had recognized $84,407 in revenues from business operations from its wholly owned subsidiary, Organic Products International Corp. (OPI). The nine months ended September 30, 2008 recognized $0 in revenue from any business operations.

The Company hired a COO who will be the thrust behind the organic product sales efforts.  Since the Company is a reseller of products that are already developed and ready for market, the resale of the organic products has brought the Company immediate operational revenues.  Though the revenues have started out slow, management believes this business activity has significant potential for the Company.

Capital Resources

Current business operations have been funded by the sale of equity capital, convertible notes, promissory notes, and, to a small extent, revenues.  During the nine months ended September 30, 2009, the Company raised $779,951 through the sale of its common stock, convertible notes, and promissory notes.  Even though management believes operating revenues may increase soon through the commercialization of acquired technologies and the sale of organic products, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock and convertible notes in private placements.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Three and nine month periods ended September 30, 2009

General operating expenses for the three and nine month periods ended September 30, 2009, totaled $634,411 and $2,302,751 respectively.  The Company also incurred $19,861 and $97,288 in interest expense during the three and nine month periods ended September 30, 2009, respectively.  However, the interest expense was not paid in cash and was a result of stock being issued at a higher fair market value than the amount needed to satisfy a debt.  Also, much of the general operating expenses was paid by the issuance of stock.

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

Liquidity

During the fiscal year ended December 31, 2008, the Company funded its business operations through the sale of convertible notes and equity capital.  During the spring and summer of 2009, it became more difficult than it had been in the past to raise operating capital in this manner.  On November 20, 2009, the Company had cash assets of approximately $3,000.  Nevertheless, the Company has persevered in its efforts to raise money through the sale of convertible notes and is meeting with some success.

The Company had also anticipated that it would be generating revenue by mid 2009 through the commercialization of technologies currently owned or acquired by the Company, principally its Canker Kill product.  However, label delays for the Canker Kill product at the EPA has pushed back commercialization of this product approximately one year to the end of 2010 and an inability to raise large amounts of capital has delayed our ability to acquire and commercialize other technologies.

Our current plans for addressing liquidity concerns is to continue raising money through the sale of convertible notes and to generate revenue through marketing our organic products.  We believe these sources of revenue will be sufficient to fund our business operations until such time as revenue from the sale of other technologies and products becomes available to us in late 2010.

Restatement of Certain Financial Statements

Transfer Technology International Corp. (the “Company”) is filing an amendment to its Quarterly reports for the quarters ended June 30, 2008 and September 30, 2008, its Annual report for the year ended December 31, 2008 and its Quarterly reports for the quarters ended March 31, 2009 and June 30, 2009 to amend and restate financial statements and other financial information for those filing periods. The restatement reclassifies an expense to equity since it was a related party transaction thereby reducing the net loss at December 31, 2008, by $480,000. The restatement also contains the conversion terms of the Company’s convertible notes, explains that during the quarter ended September 30, 2008, the Company bought and cancelled 55,000 shares of common stock, discloses that all stock issued by the Company was issued at fair market value, and discloses the Company’s accounting policy for revenue recognition.  There was no effect on the financial statements for the quarter ended March 31, 2008 or any prior periods.

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the quarters ended June 30, 2008 and September 30, 2008, the year ended December 31, 2008 and for the quarters ended March 31, 2009 and June 30, 2009

Background

In reviewing the Company’s accounting, Bagell, Josephs, Levine & Company, L.L.C. determined that we had improperly booked a transaction with respect to the acquisition of two patents on April 2, 2008, resulting in an overstatement of the Company’s net loss by $480,000.  It was also recommended that the restatement include the other adjustments set forth above.

After considering the facts, the Board of Directors has determined that the patent acquisition transaction should have been accounted for differently, that previously reported results should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to review accounting entries.

We have evaluated the relevant journal entries and remediated the related internal control weakness. We have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Registrant is not required to provide the information called for in this Item 3 due to its status as a Smaller Reporting Company.

Item 4T.
Controls and Procedures.

We identified a material weakness in our internal control over financial reporting with respect to accounting for the acquisition of an asset from a related party in exchange for stock, namely, that we did not have adequately designed procedures to review the journal entries. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

As of October 20, 2009, we began evaluating the journal entries and remediated the related internal control weakness. We have evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2009, including the remedial actions discussed above.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.  Except for the aforementioned asset acquisition journal entries controls and procedures, there were no significant changes to our internal controls during the last fiscal quarter ended September 30, 2009.  Disclosure controls and procedures and internal controls over financial reporting are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.

In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

 The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal quarter to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses in internal control as described and defined below. We reviewed the results of management’s assessment with our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed occurred.

Material Weaknesses in Internal Controls

During a review of our accounting entries, Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) identified a material weakness in how we made certain journal entries in connection with the acquisition of certain assets from a related party and have advised our board of directors that the following material weakness existed at September 30, 2009. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness exists in the internal control over financial reporting with respect to accounting for the acquisition of assets by a related party, namely, that we did not have adequately designed procedures to review the journal entries. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

In light of this material weakness and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2009, our controls and procedures needed improvement and were not effective at a reasonable assurance level.

Since the discovery of the material weaknesses, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

We have discussed our corrective actions and future plans with our board of directors and Bagell as of the date of this quarterly report, and believe the planned actions should serve to correct the above listed material weaknesses in our internal controls. However, we cannot provide assurance that either we or our independent auditors will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations of the Effectiveness of Internal Control.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended September 30, 2009, other than sales previously reported on Form 8-K.

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

Date:  November 23, 2009

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer

Date:  November 23, 2009