Form 10-K
period 2009-12-31
Transfer Technology International Corp.
filed 2010-06-24
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

[  ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

                     Commission File No. 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of Registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2203 North Lois Avenue, Suite 912, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (813) 868-6896

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: $0.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐ Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 is $1,119,705.

The number of shares of the issuer’s Common Stock outstanding as of June 9, 2010 is 30,462,975.

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

On August 12, 2004, we determined to change the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect our business decision to diversify our business operations beyond the sale of golf equipment.  As part of this effort, in January 2006, we purchased the Silent SwordTM software and all trademarks, service marks, and logos.  On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation to reflect our business direction of developing the Silent SwordTM software.  Eventually we were not successful in achieving commercially viable operations in the sale of golf equipment or in the sale software.  We discontinued the sale of golf equipment in August of 2006 and the sale of software in March of 2007.  On October 2, 2007, we entered into an agreement with GAMI, LLC for GAMI, LLC to purchase from the Company the Silent SwordTM software and thereafter consummated the sale.

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

During the first quarter of 2008, TTIN acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year. Both of these technologies address large markets and offer significant sales opportunities. A study by CCT Technologies estimates that rust damage costs U.S. businesses approximately $276 billion annually. Regarding citrus canker, the U.S. Department of Agriculture has spent more than $436 million since 2000 on citrus canker eradication efforts.  In addition, the company is currently evaluating other patents for possible acquisition.

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

A study titled “Corrosion Costs and Preventive Strategies in the United States” conducted by CCT Technologies with support from the Federal Highway Administration and National Association of Corrosion Engineers estimates total direct cost of corrosion damage at $276 billion annually.  The is the world wide market in which we expect to eventually compete with out Flash Off product.

Our commercialization strategy for Flash Off is to continue signing non-disclosure agreements with coatings company's who then conduct in-house testing.  We have six such agreements with potential end users at the present time.  In addition, we need to raise further capital to finish a six month test with Corrpro out of New Jersey to suffice Navy and Sherwin Williamns protocal for efficacy. When funded we will immediately commence this test.

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

Our Canker Kill product contains the active ingredient d-limonene which is required to be registered for use with the United States Environmental Protection Agency (the “EPA”).  D-limonene is already registered for a use different from ours under the herbicide label, EPA Reg No. 82052-4; 55% d-limonene.  In January, 2009, the EPA led us to believe that because of the existing registration, a simple label review is all that would be required for our use of the product.  To that end we named our application of d-limonene EcoAvenger Citrus Canker Control and submitted it for approval expecting a four month turn around.  However, subsequent to our submission, the EPA shifted its position and insisted that it would classify our regulatory request under PRIA 2 as a new use, requiring a 15 month time for review.  The new additional use registration (R230) application was submitted early in July, 2009, and was issued a PRIA 2 date of November 3, 2010.  We expect EPA approval of our use of the Canker Kill product by the November 3, 2010 date but probably not before.

Our commercialization strategy for Canker Kill is to procure our EPA label for Canker kill now known as eco avenger and continue the ongoing testing required to generate sales by citrus growers in Florida. Sales should commence in 2011.  We have already invested over $200,000 into the label and testing and we continue to test today. Our greenhouse study finsished this past April with good results. We are conducting another field study in August with one of largest growers in Florida, Barron Collier farms.

Other Technologies and Operations

Organic Products International

The Company has begun the development of a subsidiary corporation called Organic Products International which markets organic products. We are in a strategic distribution partnership with cutting edge formulations in distributing their top selling products; Avenger Organics De-weeder, Bug and Insect killer, Bed Bug killer, kelp and granular fertilizers and nutrients and insect powder. Sales in 2009 totaled approximately $15,000.  We had anticipated higher sales in this subsidiary but due to lack of funding were unable to assemble a sales team to realize the potential of this product.  However, these potential revenues presuppose the Company will be able to raise operation capital sufficient to build a sales team, fund Internet go-to-market strategies and other basic advertising venues.  It is not certain working capital will be available to fund these efforts.

Xt2000 Orange Oil and X-Terminate, Inc

In about June, 2009, we were introduced to a new organic product call Xt2000 Orange Oil used for termite eradication.  After becoming familiar with the product, management decided to add Xt2000 Orange Oil to its organic product line and to market the oil in the State of Florida.  In November, 2009, we went further into this market and formed a new subsidiary called Xterminate, Inc., a Florida corporation, which would take us directly into the eco-friendly pest control business of applying the oil for termite control purposes.  On March 1, 2010, we opened a freestanding, full service pest control operation at 5501 54th Ave. N., St. Petersburg, Florida and have five applicators who work out of that office on an independent contractor basis.  All applicators together with the subsidiary itself are licensed as wood destroying organism ID card badge holders with the state of Florida.  We generated revenues of approximate $10,000 in 2009 from the sale of the XT-2000 orange oil and approximately $12,000 so far in 2010 from the operation of our termite control subsidiary and its services.  The termite swarming season in Florida runs from May to September and represents the months of our greatest opportunity.

Growth outlook

The company hopes to raise  $1 million in the last six months of  2010, which will be used in part to commercialize Flash Off and Canker Kill and pursue additional technologies. During 2010, TTIN plans to build its presence in the technology transfer market, negotiate agreements with research partners and complete the acquisition of additional patents.

By year-end 2010, TTIN’s goal is to have technology transfer agreements covering around 3 to 6 projects.  In addition, the company expects to begin commercializing some products. In 2011, management expects TTIN to begin achieving some revenue, albeit small in nature, from these projects.

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

In addition, Mr. Trina has assembled a Scientific Advisory Board for evaluating new technologies. TTIN’s expert advisors include: Dr. Sandy W. Shultz MD, Chief of Radiology at the Lower Keys regional medical center in Key West Florida. Dr. David Silver; and Valerie McDevitt.

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

TTIN is a technology transfer company focused on researching, developing and commercializing innovative, leading-edge technologies.  The company identifies and acquires promising technologies, knowledge and/or capabilities developed by academia, governmental research or private enterprises, and utilizes these technologies to address unmet needs in the public and private sector through commercialization.

Employees

At the present time TTIN has three employees.

Item 1A. Risk Factors

Not required

Item 1B. Unresolved Staff Comments

This section does not apply since the Company is not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 or a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.

Item 2. Properties

Our headquarters are based in our facility located at 2203 North Lois Avenue, Suite 912, Tampa, FL 33607. Our rent for this location is $1,547 per month.  Our pest control operation is located at 5501 54th Ave. N., St. Petersburg, Florida.  Our rent at that location is $1,500 per month.

Item 3. Legal Proceedings

Marilyn Simmons

On January 27, 2010, TTIN was sued by Marilyn Simmons who had invested $90,000 with the Company.  The suit claimed the investment was not suitable for her and was fraudulent.  TTIN disagreed with the claims and believes the suit could have been successfully defended.  However, TTIN did not have the money to retain legal counsel to defend the suit and in March, 2010, Simmons obtained a default judgment against TTIN in the amount of $97,786.

On April 9, 2010, TTIN entered into an agreement with Simmons wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.

Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties have settled the lawsuit by the Company agreeing to  pay $10,000 on June 30, 2010 and $15,000 on July 30, 2010.  If the first payment is not made, a stipulated judgment for $50,000 will be entered against the Company.  If the first payment is made but the second payment is not made, a stipulated judgment for $40,000 will be entered against the Company.  If both payments are made, the action will be dismissed.  The parties have entered into a stipulation agreeing to these terms which has been filed with the court.  Due to funding that is pending, management believes the Company will be able to make the payment that is coming due on June 30, 2010.

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

Quarter Ending	High	Low
12/31/2009	$0.08	$0.01
9/30/2009	$0.05	$0.03
6/30/2009	$0.25	$0.05
3/31/2009	$0.35	$0.10
12/31/2008	$0.25	$0.12
9/30/2008	$0.51	$0.07
6/30/2008	$1.12	$0.25
3/31/2008	$0.51	$.25

On May 12, 2010, the last trade of our stock was at the price of $0.02 per share.

Holders of our common stock

As of May 24, 2010, we have 650 registered shareholders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Due to insufficient progress in prior business operations, approximately two and one- half years ago the Company liquidated its business assets and launched a new business plan.  Its business assets had been comprised of software known as Silent Sword which protected computers from viruses and spyware.  The Company had not been successful in marketing the software at levels sufficient to make further development of the software commercially viable.  At the time of transfer on October 4, 2007, the software was not being carried on the books of the Company.  The software was transferred in exchange for the acquirer’s agreement to invest $150,000 in the Company’s common stock.

To launch its new business plan, the Company hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

The Company commercializes new or underused technologies through the acquisition of licenses and through the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration.  During the first quarter of 2008, the Company acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year.  In addition, the company is currently evaluating a third patent for possible acquisition.  The Company has to date realized no revenues from the first two patents and is not carrying any value for the patents or any rights therein on its financial statements.

The Company is now beginning the commercialization process for these acquired technologies.  However, as of the date of this filing, a revenue stream from these technologies has commenced only in a nominal way. During the fiscal year ended December 31, 2008, the Company had no revenues from business operations and during the fiscal year ended December 31, 2009, the Company had revenues from business operations in the amount of $96,450.

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

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital.  During the fiscal year ended December 31, 2008, the Company realized net cash of $1,485,129 through financing activities and $825,214 during the fiscal year ended December 31, 2009.  Even though management believes operating revenues may be generated soon through the commercialization of acquired technologies and the sale of organic products, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements.  Other sources of capital to the Company include bridge financings from shareholders.

Fiscal years ended December 31, 2008 and 2009

During the fiscal year ended December 31, 2008, the Company incurred $2,255,933 in general administrative expenses and a net loss of $2,698,247.  Of that amount, $1,653,162 was in the form of non-cash adjustments such as stock issued to directors and executive officers for services rendered and stock issued to vendors and consultants for compensation.  Changes in certain assets and liabilities such as accounts payable and accrued expenses were $(294,499).  Accordingly, net cash used in operating activities was $1,339,584 for the year ended December 31, 2008.  The operations of the Company were sustained by proceeds from the sale of our common stock and proceeds from notes.

During the fiscal year ended December 31, 2009, the Company incurred $2,422,296 in general administrative expenses, up $166,363 or approximately 7% from the prior year.  During 2009 the Company branched into new areas of operations thereby incurring startup costs resulting in increased expense.  Of the expense amount, $1,160,842 was in the form of non-cash adjustments and changes in certain assets and liabilities were $665,352.    Since the Company had insufficient working capital during 2009 to conduct business operations, this  increase was due to an increase in the use of stock to pay executives, employees, consultants and suppliers and an increase in liabilities such as accrued expenses and settlement liability.  Accordingly, net cash used in operating activities was $969,214.  Expenses were offset by operating revenues of $96,450.  Revenues came from the sale of organic products and from the Company’s new termite control operation.

Management estimates fixed cash expenditures in the future to total approximately $50,000 per month and variable monthly cash expenditures average $5,000 to $15,000 per month. Accordingly, going forward, the Company needs approximately $180,000 per quarter to stay solvent and to pursue it business plan.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

During the fiscal years ended December 31, 2008 and 2009, the Company funded its business operations through the sale of convertible notes and equity capital.  During the spring and summer of 2009, it became more difficult than it had been in the past to raise operating capital in this manner.  This was due to the resignation of our VP of Corporate Finance who moved on to a different industry group and who was directly involved in our capital raising activities.  In addition, since our stock price fell drastically, it was more difficult to raise money through the sale of our equity capital.   On May 1, 2010, the Company had cash assets of approximately $2,900.  Nevertheless, the Company continues its efforts to raise money through the sale of convertible notes.

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

Our current plans for addressing liquidity concerns is to continue raising money through the sale of convertible notes and to generate revenue through marketing our organic products and operating our termite eradication unit.  If we are not successful in raising sufficient capital and achieving sufficient operating revenues, the Company will cease to exist as a going concern.

CONTINGENT LIABILITIES

The following is a discussion of various circumstances that could become material liability for the Company.

Settlement with Gary Harrison

In the first quarter of 2009 a dispute arose with Gary Harrison regarding his consulting responsibilities with the Company.  In the final settlement, the Company agreed to pay Mr. Harrison $67,857 together with interest that accrues at 8% per annum.  The payment came due on January 25, 2010 but has not been paid.  The parties have agreed upon a six month extension of the payment due date to July 25, 2010.

Stock Issuance to Shareholder

In January, 2009, SB Investment Trust, a shareholder and related party to the Company transferred free trading shares to a third party.  Sometime after that, the Company issued restricted shares to SB Investment Trust to replace the transferred shares to induce SB Investment Trust to transfer the free trading shares to three investor relation firms for services provided to the Company.  The Securities and Exchange Commission (“SEC”) takes the position that this type of transaction may violate Section 5 of the Securities Act of 1933.

At the time of the transaction, Company management did not know the stock issuance violated any rule or regulation of the SEC.  When informed of the SEC’s position on such matters, management cancelled the stock that had been issued to the SB Investment Trust in 2010.  The shares transferred to the three investor relation firms valued at a total of $50,000 have not been returned.

Purchase of Company Shares

Beginning in 2008 and from time to time, the Company became aware of certain shareholders who wanted to sell their stock.  Rather than have large sales in the market that could put downward pressure on the market price, the board of directors approved a plan whereby the Company could purchase those shares if it determined to do so.  The plan also allowed the Company to purchase its own shares in the open market.    The Company issued a press release on October 2, 2008, discussing the plan and its intent to purchase its own stock from time to time.  There were 20 non-market purchases of 1,725,351 common shares in the aggregate at a combined cost of $288,552.47.

A tender offer is a means of buying a substantial portion of the outstanding stock of a company by making an offer to purchase all shares, up to a specified number, tendered by shareholders within a specified period at a fixed price.  The Company believes the relatively small number of shares it purchased at individually negotiated prices from a limited number of shareholders does not come under the purpose or the intent of tender offer regulation nor subject it to that regulation.

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly and will defend any legal action if it is brought.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of December 31, 2009, in the accompanying Consolidated Balance Sheet.

Claims by Two additional Shareholders

The Company was contracted by an attorney representing two of the Company’s investors on April 30, 2010.  The attorney demanded the investments in the Company by the investors totaling $262,000 plus interest be paid by the Company immediately.  The $262,000 in investments was comprised of $160,000 in purchases of stock and/or warrants to purchase stock and $102,000 in convertible notes.  The attorney maintains the investors were not given all of their rights at the time of the investments.  The Company adamantly denies any such claims but is nevertheless under the burden of settling the dispute or potentially defending litigation that may be brought by the investors.

Forward-Looking Statements

We may have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TRANSFER TECHNOLOGY INTERNATIONAL CORP.
Tampa, FL

We have audited the accompanying consolidated balance sheet of Transfer Technology International Corp. (The “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of Transfer Technology International Corp. as of December 31, 2008 and for the year ended December 31, 2008 was audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated April 3, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transfer Technology International Corp., as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Transfer Technology International Corp. were audited by other auditors who have ceased operations.  As discussed in Note 1, these financial statements have been restated.  We audited the adjustments described in Note 1 that were applied to restate the December 31, 2008 consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements as of December 31, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ FRIEDMAN LLP
Marlton, New Jersey
June 24, 2010

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants
406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TRANSFER TECHNOLOGY INTERNATIONAL CORP.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Transfer Technology International Corp. (The “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the error described in Note 1, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transfer Technology International Corp., as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Friedman LLP.

The accompanying consolidated financial statements as of December 31, 2008 have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Bagell, Josephs, Levine & Company, L.L.C.
Marlton, New Jersey

April 3, 2009

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008

ASSETS
	2009	Restated 2008
CURRENT ASSETS
Cash	$641	$144,641
Other current assets	2,191	2,191
Total current assets	2,832	146,832

FIXED ASSETS
Equipment, net	1,610	2,416

Other assets
Patent	-	11,000

TOTAL ASSETS	$4,442	$160,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$143,267	$118,765
Accrued expenses	586,872	209,863
Liability for stock to be issued	-	3,015
Convertible notes and notes payable	869,167	130,000
Settlement liabilities	266,857	-
Officer loans	75,200	-

Total current liabilities	1,941,363	461,643

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Common stock, par value $.001 per share; 250,000,000 shares authorized in 2009 and 2008 and 30,136,286 and 22,798,024 shares issued and 29,687,975 and 22,598,413 outstanding at December 31, 2009 and 2008 respectively	30,136	22,798
Additional paid-in capital	44,868,348	43,702,470
Treasury stock, 448,311 shares and 199,611 shares at December 31, 2009 and 2008 respectively, at cost	(51,172)	(37,838)
Accumulated deficit	(46,784,233)	(43,988,825)
Total stockholders’ deficit	(1,936,921)	(301,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,442	$160,248

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	Restated 2008
REVENUES
Net Sales	$96,450	$-
Gross Profit	96,450	-

COSTS AND EXPENSES
Selling, general and administrative	2,422,296	2,255,933
Total costs and expenses	2,422,296	2,255,933

NET LOSS BEFORE OTHER INCOME (LOSS)	(2,325,846)	(2,255,933)

OTHER INCOME (LOSS)
Interest expense, net	(104,681)	(441,966)
Legal settlement	(302,857)	-
Other	(62,024)	(348)
Total other income (loss)	(469,562)	(442,314)

LOSS BEFORE INCOME TAX	(2,795,408)	(2,698,247)

INCOME TAX	-	-

NET LOSS	$(2,795,408)	$(2,698,247)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.10)	$(0.18)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	27,245,536	14,679,275

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008 (Restated)

			Additional
	Common Stock		Paid-In	Accumulated	Subscription	Treasury Stock
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Total

BALANCE, DECEMBER 31, 2007	6,243,982	$6,242	$40,674,740	$(41,290,577	$(1,449)	-	$-	$(611,044)

Issuance of common stock for conversion of notes payable	4,314,263	4,314	1,461,396	-	-	-	-	1,465,710

Issuance of common stock for compensation expense	6,959,891	6,960	1,214,620	-	1,449	-	-	1,223,029

Issuance of common stock for settlement of accrued expenses	532,500	533	270,779	-	-	-	-	271,312

Issuance of common stock for stock subscriptions	6,141,857	6,142	1,224,911	-	-	-	-	1,231,053

Stock buy back and cancellation	(1,394,469)	(1,393)	(246,477)	-	-	-	-	(247,870)

Treasury stock purchased	-	-	-	-	-	199,611	(37,838)	(37,838)

Net loss for the year ended December 31, 2008	-	-	-	(3,606,747)	-	-	-	(3,606,747)

BALANCE, DECEMBER 31, 2008, as previously reported	22,798,024	$22,798	$44,599,969	$(44,897,324)	$-	199,611	$(37,838)	$(312,395)

Restatement adjustments, see footnote 1	-	-	(897,499)	908,499	-	-	-	11,000

BALANCE, DECEMBER 31, 2008, as restated	22,798,024	$22,798	$43,702,470	$(43,988,825)	$-	199,611	$(37,838)	$(301,395)

Issuance of common stock for services	7,018,704	7,018	1,082,772	-	-	-	-	1,089,790

Issuance of common stock as inducement to lock up shares	262,890	263	52,315	-	-	-	-	52,578

Issuance of common stock for stock subscriptions	387,550	388	76,612	-	-	-	-	77,000

Stock buy back and cancellation	(330,882)	(331)	(45,821)	-	-	-	-	(46,152)

Treasury stock purchased	-	-	-	-	-	248,700	(13,334)	(13,334)

Net loss for the year ended December 31, 2009	-	-	-	(2,795,408)	-	-	-	(2,795,408)

BALANCE, DECEMBER 31, 2009	30,136,286	$30,136	$44,868,348	$(46,784,233)	$-	448,311	$(51,172)	$(1,936,921)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, AND 2008

		Restated
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,795,408)	$(2,698,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	403
Stock issued to directors and executives for compensation	718,541	362,500
Stock issued to employees for compensation	10,700	-
Stock issued to vendors and consultants for compensation	360,550	860,528
Stock issued to shareholders as inducement for lock up agreement	52,578	-
Accretion of debt discount	6,667	-
Write off of impaired asset	11,000	-
Interest resulting from beneficial conversion feature of notes payable	-	429,731

Changes in Certain Assets and Liabilities
Other current assets	-	(671)
Increase (decrease) accounts payable	24,500	(27,965)
Decrease in liability for stock to be issued	(3,015)	(11,985)
Increase in settlement liability	266,857	-
Increase (decrease) accrued expenses - net	377,010	(253,878)

Net cash used in operating activities	(969,214)	(1,339,584)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(2,819)

Net cash used in investing activities	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing stock	77,000	1,231,053
Proceeds from officer loans	75,200
Payments on notes payable	-	(82,030)
Proceeds from bridge loan	-	98,000
Stock buy back and cancellation	-	(247,870)
Purchase of Treasury Stock	(59,486)	(37,838)
Proceeds from promissory notes payable	80,000	-
Proceeds from convertible notes payable	652,500	523,814

Net cash provided by financing activities	825,214	1,485,129

NET INCREASE (DECREASE) IN CASH	(144,000)	142,726

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	144,641	1,915

CASH AND CASH EQUIVALENTS – END OF YEAR	$641	$144,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Conversion of note payable or accounts payable into common stock	$-	$1,465,710
Acquisition of patent	$-	$11,000
Stock issued to settle accrued expenses	$-	$271,312

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1 - Restatement of Financial Statements

Subsequent to the issuance of the 2009 financial statements, Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the year ended December 31, 2008, results of operations and cash flows are summarized below.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

CONSOLIDATED BALANCE SHEET
December 31, 2008

ASSETS

	Previously Reported 2008	Change	Restated 2008
CURRENT ASSETS
Cash	$144,641	$-	$144,641
Other current assets	2,191	-	2,191
Total current assets	146,832	-	146,832

FIXED ASSETS
Equipment, net	2,416	-	2,416

Other assets
Patent	-	11,000	11,000

TOTAL ASSETS	$149,248	$11,000	$160,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$118,765	$-	$118,765
Accrued expenses	209,863	-	209,863
Liability for stock to be issued	3,015	-	3,015
Convertible notes and notes payable	130,000	-	130,000

Total current liabilities	461,643	-	461,643

STOCKHOLDERS’ DEFICIT

Common stock, par value $.001 per share; 250,000,000 shares authorized in 2008 and 22,798,024 shares issued and 22,598,413 outstanding at December 31, 2008	22,798	-	22,798
Additional paid-in capital	44,599,969	(897,499)	43,702,470
Treasury stock, 199,611 shares at December 31, 2008 at cost	(37,838)	-	(37,838)
Accumulated deficit	(44,897,324)	908,499	(43,988,825)

Total stockholders’ deficit	(312,395)	11,000	(301,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$149,248	$11,000	$160,248

TRANSFER TECHNOLOGY INTERNATIONAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 AND 2008 CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008

	Previously Reported 2008	Change	Restated 2008
REVENUES
Net Sales	$-	$-	$-
Gross Profit	-	-	-

COSTS AND EXPENSES
Selling, general and administrative	2,268,202	(12,269)	2,255,933
Total costs and expenses	2,268,202	(12,269)	2,255,933

NET LOSS BEFORE OTHER INCOME (LOSS)	(2,268,202)	12,269	(2,255,933)

OTHER INCOME (LOSS)
Interest expense, net	(1,338,197)	896,231	(441,966)
Legal settlement	-	-	-
Other	(348)	-	(348)
Total other income (loss)	(1,338,545)	896,231	(442,314)

LOSS BEFORE INCOME TAX	(3,606,747)	908,500	(2,698,247)

INCOME TAX	-	-	-

NET LOSS	$(3,606,747)	$908,500	$(2,698,247)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.25)	$0.06	$(0.18)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	14,679,327	-	14,679,275

TRANSFER TECHNOLOGY INTERNATIONAL CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 AND 2008 CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008

	Previously Reported		Restated
	2008	Change	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,606,747)	$908,500	$(2,698,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403	-	403
Stock issued to directors and executives for compensation	362,500	-	362,500
Stock issued to employees for compensation	-	-	-
Stock issued to vendors and consultants for compensation	860,528	-	860,528
Stock issued to shareholders as inducement for lock up agreement	-	-	-
Write off of impaired asset	-	-	-
Interest resulting from beneficial conversion feature of notes payable	1,338,231	(908,500)	429,731

Changes in Certain Assets and Liabilities
Other current assets	(671)	-	(671)
Increase accounts payable	(27,965)	-	(27,965)
Increase in liability for stock to be issued	(11,985)	-	(11,985)
Increase accrued expenses	(253,878)	-	(253,878)

Net cash used in operating activities	(1,339,584)	-	(1,339,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,819)	-	(2,819)

Net cash used in investing activities	(2,819)	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing stock	1,231,053	-	1,231,053
Payments on notes payable	(82,030)	-	(82,030)
Proceeds from bridge loan	98,000	-	98,000
Stock buy back and cancellation	(247,870)	-	(247,870)
Treasury Stock and other	(37,838)	-	(37,838)
Proceeds from convertible notes payable	523,814	-	523,814

Net cash provided by financing activities	1,485,129	-	1,485,129

NET INCREASE (DECREASE) IN CASH	142,726	-	142,726

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	1,915	-	1,915

CASH AND CASH EQUIVALENTS – END OF YEAR	$144,641	-	$144,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Conversion of note payable or accounts payable into common stock	$1,465,710	-	$1,465,710
Stock issued to settle accrued expenses	$271,312	-	$271,312
Acquisition of patent with stock	$-	$11,000	$11,000

CASH PAID DURING THE YEAR:
Interest expense	$7,877	$-	$7,877

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On March 17, 2009 The Company announced the creation of its wholly owned subsidiary Organic Products International Corp. (OPI). The decision to launch OPI is based on the development of three market ready products, and licensing agreements that provide a base of product offerings.

In November, 2009, we formed a new subsidiary called Xterminate, Inc., a Florida corporation, which launched our eco-friendly termite control business.  We apply oil for termite control purposes.

Note 3 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Transfer Technology International, Corporation and its two wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents.

The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Deposit Insurance Corporation up to federally insured limits.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.  Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income, (expense), net in the Consolidated Statements of Operations.

Net Loss Per Share Information

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:
	December 31, 2009	Restated December 31, 2008
NET LOSS	$(2,795,408)	$(2,698,247)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	27,245,536	14,679,275

For the years ended December 31, 2009 and 2008 options and warrants were not included in the computation of dilutes EPS because inclusion would have been anti-dilutive. There were 11,831,076 warrants at December 31, 2009 and 11,158,076 warrants at December 31, 2008.

 Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents,  accounts payable, and accrued expenses, debt and other liabilities, approximate fair value due to their short maturities.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

Recently issued accounting issues

Codification of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 168 the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.

In August 2009 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-05 Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 — Fair Value Measurements and Disclosures. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Note 5 – Equipment

Equipment is summarized as follows:
	2009	2008
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	1,209	403
Computers and equipment - Net	$1,610	$2,416

Depreciation expense for the year ended December 31, 2009 and December 31, 2008 was $806 and $403 respectively.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
.Note 6 – Convertible Notes and Notes Payable

2009

These notes are in default and continue to accrue interest.  The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2010. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

Convertible notes payable are summarized as follows as of December 31, 2009:
Amount
October 2008 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principle and interest are due.	$20,000

November 2008 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	10,000

November 2008 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	20,000

December 2008 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	5,000

December 2008 – Unsecured convertible note payable for $ 50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	50,000

December 2008 – Unsecured convertible note payable for $ 25,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	25,000

January 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is January 2010 at which time all principle and interest are due.	4,500

February 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	40,000

February 2009 – Unsecured convertible note payable for $ 30,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	30,000

February 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	10,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 6 – Convertible Notes and Notes Payable (CONTINUED)

Amount
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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

.Note 6 – Convertible Notes and Notes Payable (CONTINUED)

Amount
March 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	40,000

August 2009 – Note payable for $ 200,000 including interest at a fixed rate of 13%. The maturity date is July 2010 at which time all principle and interest are due. Interest was prepaid ($20,000), and is accreting back to face up to due date.	186,667

October 2009 – Unsecured convertible note payable for $ 50,000 including interest at a fixed rate of 13%. The maturity date is October 2010 at which time all principle and interest are due.	50,000

March 2009 – Unsecured convertible note payable for $ 6,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	6,000

March 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	10,000

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	20,000

April 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	4,500

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

June 2009 – Unsecured promissory note payable for $ 30,000 including interest at a fixed rate of 20%. The maturity date is October 2009 at which time all principle and interest are due.	30,000

June 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

July 2009 – Unsecured convertible note payable for $ 8,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	8,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 6 – Convertible Notes and Notes Payable (CONTINUED)

Amount
July 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

Total Convertible notes and notes payable.	$869,167

Two of the notes set forth above totaling $190,000 in the aggregate are secured by the assets of the Company.  Accordingly, in the event those notes are not paid, the holders will be in a position to seize assets of the Company up to the default amount.

2008

These notes are in default and continue to accrue interest.  The Company has the option, and it is management's intent to convert all past due convertible notes to common stock in 2010. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

Promissory and convertible notes payable are summarized as follows as of December 31, 2008:

Amount
October 2008 – Unsecured convertible note payable for $ 20,000, bearing interest at a fixed rate of 13%. The maturity date was October 2009 at which time all principle and interest was due.	20,000

November 2008 – Unsecured convertible note payable for $ 10,000, bearing interest at a fixed rate of 13%. The maturity date was November 2009 at which time all principle and interest was due.	10,000

November 2008 – Unsecured convertible note payable for $ 20,000, bearing interest at a fixed rate of 13%. The maturity date was November 2009 at which time all principle and interest was due.	20,000

December 2008 – Unsecured convertible note payable for $ 5,000, bearing interest at a fixed rate of 13%. The maturity date was December 2009 at which time all principle and interest was due.	5,000

December 2008 – Unsecured convertible note payable for $ 50,000, bearing interest at a fixed rate of 13%. The maturity date was December 2009 at which time all principle and interest was due.	50,000

December 2008 – Unsecured convertible note payable for $ 25,000, bearing interest at a fixed rate of 13%. The maturity date was December 2009 at which time all principle and interest was due.	25,000

Total convertible notes	$130,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 7 – Officer Loans
Amount
May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date was August 2009 at which time all principle and interest was due or note may be extended for an additional 90 days on the same terms.	50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is June 2010 at which time all principle and interest are due.	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is June 2010 at which time all principle and interest are due.	5,000

November 2009 – Unsecured promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principle and interest are due.	1,200

December 2009 – Unsecured promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principle and interest are due.	4,000

Total Officer Loans	$75,200

Note 8 – Commitments and Contingencies

Settlement with Gary Harrison

In the first quarter of 2009 a dispute arose with Gary Harrison regarding his consulting responsibilities with the Company.  In the final settlement, the Company agreed to pay Mr. Harrison $67,857 together with interest that accrues at 8% per annum.  The payment came due on January 25, 2010.  The Company was unable to make the payment and the parties have agreed upon a six month extension of the payment due date.  This amount has been accrued in the accompanying consolidated balance sheet in settlement liabilities.

Default Judgment in favor of Marilyn Simmons

On January 27, 2010, TTIN was sued by Marilyn Simmons who had invested $90,000 with the Company.  The suit claimed the investment was not suitable for her and was fraudulent.  TTIN disagreed with the claims and believes the suit could have been successfully defended.  However, TTIN did not have the money to retain legal counsel to defend the suit and in March, 2010, Simmons obtained a default judgment against TTIN in the amount of $97,786.

On April 9, 2010, TTIN entered into an agreement with Simmons wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 8 – Commitments and Contingencies (Continued)

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties have settled the lawsuit by the Company agreeing to  pay $10,000 on June 30, 2010 and $15,000 on July 30, 2010.  If the first payment is not made, a stipulated judgment for $50,000 will be entered against the Company.  If the first payment is made but the second payment is not made, a stipulated judgment for $40,000 will be entered against the Company.  If both payments are made, the action will be dismissed.  The parties have entered into a stipulation agreeing to these terms which has been filed with the court.  Due to funding that is pending, management believes the Company will be able to make the payment that is coming due on June 30, 2010.

Stock Issuance to shareholder

In January, 2009, SB Investment Trust, a shareholder and related party to the Company transferred free trading shares to a third party.  Sometime after that, the Company issued restricted shares to SB Investment Trust to replace the transferred shares to induce SB Investment Trust to transfer the free trading shares to three investor relation firms for services provided to the Company.  The Securities and Exchange Commission (“SEC”) takes the position that this type of transaction may violate Section 5 of the Securities Act of 1933.

At the time of the transaction, Company management did not know the stock issuance violated any rule or regulation of the SEC.  When informed of the SEC’s position on such matters, management cancelled the stock that had been issued to the SB Investment Trust in 2010.  The shares transferred to the three investor relation firms have not been returned.

Purchase of Company Shares

Beginning in 2008 and from time to time, the Company became aware of certain shareholders who wanted to sell their stock.  Rather than have large sales in the market that could put downward pressure on the market price, the board of directors approved a plan whereby the Company could purchase those shares if it determined to do so.  The plan also allowed the Company to purchase its own shares in the open market.    The Company issued a press release on October 2, 2008, discussing the plan and its intent to purchase its own stock from time to time.  There were 20 non-market purchases of 1,725,351 common shares in the aggregate at a combined cost of $288,552.47.

A tender offer is a means of buying a substantial portion of the outstanding stock of a company by making an offer to purchase all shares, up to a specified number, tendered by shareholders within a specified period at a fixed price.  The Company believes the relatively small number of shares it purchased at individually negotiated prices from a limited number of shareholders does not come under the purpose or the intent of tender offer regulation nor subject it to that regulation.

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly and will defend any legal action if it is brought.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of December 31, 2009, in the accompanying Consolidated Balance Sheet.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 8 – Commitments and Contingencies (CONTINUED)

Claims by Two additional Shareholders

The Company was contracted by an attorney representing two of the Company’s investors on April 30, 2010.  The attorney demanded the investments in the Company by the investors totaling $262,000 plus interest be paid by the Company immediately.  The $262,000 in investments was comprised of $160,000 in purchases of stock and/or warrants to purchase stock and $102,000 in convertible notes.  The attorney maintains the investors were not given all of their rights at the time of the investments.  The Company adamantly denies any such claims but is nevertheless under the burden of settling the dispute or potentially defending litigation that may be brought by the investors.

Note 9 – Income Taxes

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

There was no provision for income tax for the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008 the Company had an accumulated deficit approximating $46,784,233 and $43,988,825. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2029 are approximately $5,553,658 and $2,758,253 for the years 2009 and 2008 respectively.

	December 31, 2009	December 31, 2008 Restated
Deferred tax assets	$1,922,782	$944,389
Less: valuation	(1,922,782)	(944,389)
Totals	$-	$-

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of December 31, 2009 and 2008. The Company had 30,136,286 and 22,798,024 shares of common stock issued and 29,687,975 and 22,598,413 outstanding as of December 31, 2009 and 2008 respectively. The Company held 448,311 and 199,611 shares of common stock in treasury as of December 31, 2009 and 2008 respectively. The par value of the shares was $.001 per share.

2009

During the quarter ended March 31, 2009, the Company issued 90,000 shares of common stock for directors’ fees. The common stocks were issued at prices between $.15 and $.25 per share.

During the quarter ended March 31, 2009, the Company issued 90,000 shares of common stock for executive compensation. The common stocks were issued at prices between $.15 and $.25 per share.

During the quarter ended March 31, 2009, the Company issued 1,061,666 shares of common stock for compensation to venders and consultants. The common stocks were issued at prices between $.15 and $.25 per share.

During the quarter ended March 31, 2009, the Company issued 150,000 shares of common stock for subscribers. The common stocks were issued at a price of $.20 per share.

During the quarter ended March 31, 2009, the Company bought and held in treasury 43,235 shares of common stock. The common stocks were bought at prices ranging from $.15 to $1.04 per share, including commissions.

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

During the quarter ended June 30, 2009, the Company bought and held in treasury 25,465 shares of common stock. The common stocks were bought at prices ranging from $.11 to $.18 per share, including commissions.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 10 – Stockholders’ Deficit (CONTINUED)

During the quarter ended June 30, 2009, the Company cancelled 291,665 shares of common stock previously issued to consultants. The stock was cancelled at $0.14 per share.

During the quarter ended June 30, 2009, the Company issued 262,890 shares of common stock as stock issued as inducement to lock up shares. $52,578 was included in other expense for the issuance.

During the quarter ended September 30, 2009, the Company issued 540,000 shares of common stock for directors’ fees. The common stocks were issued at a price of $.05 per share.

During the quarter ended September 30, 2009, the Company issued 300,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.04 per share.

During the quarter ended September 30, 2009, the Company issued 70,000 shares of common stock for employee compensation. The common stocks were issued at a price of $.05 per share.

During the quarter ended September 30, 2009, the Company issued 1,165,000 shares of common stock for compensation to venders and consultants. The common stocks were issued at a price of $.05 per share.

During the quarter ended September 30, 2009, the Company issued 150,000 shares of common stock for subscribers, which was previously recorded as “liability for stock to be issued” on our balance sheet at June 30, 2009 in the amount of $30,000. The common stocks were issued at a price of $.20 per share.

No shares were issued in the fourth quarter of 2009.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 10 – Stockholders’ Deficit (CONTINUED)

2008 (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 10 – Stockholders’ Deficit (CONTINUED)

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 10 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of December 31, 2009:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2005	Notes payable warrant	50,000	0.92	None

2008	Class A warrants	5,529,038	1.25	Various 2010
2008	Class B warrants	5,529,038	1.25	Various 2011
		11,058,076

2009	Class A warrants	386,500	(A)	Various 2010
2009	Class B warrants	386,500	(B)	Various 2011
		773,000

Total warrants outstanding		11,831,076

The following table summarizes our warrants as of December 31, 2008:

Year	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2005	Notes payable warrant	50,000	0.92	None

2006	Broker warrants	50,000	0.5	Mar 2009

2008	Class A warrants	5,529,038	1.25	Various 2010
2008	Class B warrants	5,529,038	1.25	Various 2011
		11,058,076

Total warrants outstanding		11,158,076

(A)	5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is lower, with a floor of $0.20.

(B)	5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is lower, with a floor of $0.75.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
Note 11 – Restricted Stock-Based Compensation

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

Note 12 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012.  The Company is required to pay a base rent of $17,595 for the year ending December 31, 2010, 2011 and 2012. The total expected lease payments through December 31, 2010 total $52,655.

The Company also leases 600 square feet of office space for its termite control operation.  Lease payments are $1,500 per month.  The lease is on a month to month basis.

Note 13 – Subsequent Events

On January 14, 2010 The Company issued 1,205,000 shares of common stock to executives, directors, employees and consultants for compensation.

During the quarter ended March 31, 2010, the Company raised $210,000 through the issuances of convertible notes payable and notes payable.  $180,000 of that amount were notes issued in January, 2010, and are 10% orginal discount senior secured convertible promissory notes.  These notes are secured by the assets of the Company and come due in January, 2011.  They are convertible at the option of the holder.  The 10% interest on the notes was prepaid at the time they were issued.  The remaining $30,000 raised is a note from our director Dr. Sandy Shultz.  It is a 10 month note originally dated March 23, 2010 and bears interest at the rate of 10% per annum.

During the current quarter ending June 30, 2010, The Company had one subscriber for common stock in the amount of $25,000. The stock has not yet been issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm (“BJL”), was combined with Friedman LLP (“Friedman”) on January 1, 2010. As of the same date, BJL resigned as the independent registered public accounting firm of the Company and, with the approval of the Company’s Board of Directors, Friedman was engaged as the Company’s independent registered public accounting firm.  The Company expects to be working with the same auditing and reviewing personnel as before, only under a new firm name.  In connection with the change, there were no disagreements or reportable events requiring disclosure pursuant to the rules and regulations of the Securities and Exchange Commission.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as discussed below, the Company’sdisclosure controls and procedures had not been effective at the reasonable assurance level to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and has noted that effective controls are not in place. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.   Management identified the material weaknesses discussed in the following section.

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

1.
Identify and/or retain a second employee or member of management who is appropriately trained who will also have dual control with respect to the receipt of cash and the making of cash disbursements; and

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

On October 20, 2009, management discovered an additional material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to review accounting entries.  As a result, we have determined to establishing a procedure whereby no entries will be made to the general ledger of the Company before proposed entries have been concurrently reviewed by the CEO and the CFO of the Company.

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with TTIN for each of the directors and officers of TTIN.

Name	Age	Position(s)
Chris Trina	46	Chief Executive Officer, President, Secretary and Director
Robert J. Calamunci	53	Chief Financial Officer and Chief Accounting Officer
Henry G. "Harry" Ulrich III	61	Director
William Parsons	61	Director
Sandy W. Shultz, M.D.	56	Director

Chris Trina

On September 7, 2007 the Board of Directors appointed Chris Trina President, Secretary, Director and Chief Executive Officer.  Prior to joining TTIN, Mr. Trina was a Senior Investment Advisor with National Securities Corporation from November 2006 through March 2007. Mr. Trina was the President of Secure Financial Assets Group, a retail brokerage firm, from September 2005 through September 2006. From September 1997 to August 2005, Mr. Trina was the Senior Vice President of Sales at Gunnallen Financial, Inc. Since June 1997, Mr. Trina has been the President and sole stockholder of Windsor Financial Holdings, Inc, a private investment banking and insurance firm. Mr. Trina has twenty-one years Wall Street experience and received his Bachelor of Science degree in Accountancy from the University of South Florida in 1985.

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
-
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

Sandy W. Shultz, M.D.

Effective January 14, 2008, Sandy W. Shultz, M.D. was elected to the Board of Directors of TTIN.  Dr. Shultz graduated from George Washington University School of Medicine where he served as senior class president.  After completing his Internal Medicine internship at the Veterans Administration Medical Center, in Washington, D.C., Dr. Shultz completed a residency and became Chief Resident Department of Radiology at George Washington University.  In 1985 and 1986 Dr. Shultz completed a Fellowship in Vascular and Interventional Radiology.  Dr. Shultz has been published in medical journals on various topics.  Dr. Shultz currently serves as Chief of Radiology in the Department of Radiology at the Lower Keys Regional Medical center in Key West Florida. Dr. Shultz has been married for thirty years.  He and his wife, Shelley have three children and currently reside in Key West, Florida.

Henry G. "Harry" Ulrich III

Admiral Ulrich graduated from the U.S. Naval academy in 1972 and retired from active duty in 2008. He was appointed as a full admiral in 2005. His last assignment was as Commander US Naval Forces Europe headquartered in Naples Italy. He concurrently served as NATO's Commander Joint Force Naples. Admiral Ulrich's shore assignments to name just a couple included duty on the Joint Chiefs of Staff and the Staff of the Chief of Naval Operations. He was the Director of Surface Warfare in 2001.

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

Name	Late Reports	Transactions not Reported	Reports not Filed
Chris Trina		1	1
Robert J. Calamunci		1	1
William Parsons		1	1
Sandy W. Shultz, M.D.		1	1

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Chris Trina, CEO (1)	2009 2008 2007	$175,384 $240,000 $108,242	$625,149	$800,533 $240,000 $108,242
Robert J. Calamunci, CFO	2009 2008	$54,000 $32,308	$6,500	$60,500 $32,308
Steven Weldon, former CEO (2)	2007	$52,038	0	$52,038

(1)
Mr. Trina is our current CEO and has a written employment contract with TTIN pursuant to which he receives a salary of $240,000 annually.  He did not receive his full compensation during 2009, due to lack of funding for the Company.

(2)	Mr. Weldon resigned as CEO of TTIN in September, 2007.

DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to TTIN.   TTIN does compensate its directors from time to time with stock for services as directors.  At the present time, directors receive 10,000 shares of  common stock on a monthly basis for their service on the board.  The shares are restricted pursuant to the terms and conditions of Rule 144 promulgated under the Securities Act of 1933.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of June 7, 2010, about persons or entities known to TTIN to be the beneficial owner of more than 5% of TTIN’s common shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina 2206 Bay Club Circle Tampa, FL 33607	5,850,989	18.9%
(1)  Of the 5,850,989 shares reported, 4,982,860 are owned by Mr. Trina outright and 868,129 are owned by the SB Investment Trust of which Mr. Trina is the trustee but not the beneficial owner.

The following table provides certain information as of June 7, 2010, about the beneficial ownership of our common shares by our officers and directors individually and as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina	5,850,989	18.9%
Common	Sandy W. Shultz, M.D.	983,534	3.2%
Common	Henry G. "Harry" Ulrich III	400,000	1.3%
Common	William Parsons	830,454	2.7%
Common	Robert J. Calamunci	303,900	1.0%
Common	All officers and directors as a group (5)	8,368,877	27.1%
(1) All ownership is direct ownership unless noted otherwise.  Of the 5,850,989 shares reported for Mr. Trina, 4,982,860 are owned by Mr. Trina outright and 868,129 are owned by the SB Investment Trust of which Mr. Trina is the trustee but not the beneficial owner.  Of the 983,534 shares reported for Mr. Shultz, $950,234 are owned by Mr. Shultz outright and 33,300 are owned by his son, Zachary Shultz.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest other than the purchase by TTIN of the rights to two patents.  The rights were acquired from the SB Investment Trust in exchange for the issuance of 600,000 shares of common stock.  The beneficiary of the SB Investment Trust at the time was Susan Burns, the sister of Mr. Chris Trina, the CEO and director of TTIN.  Further, Mr. Trina is now the Trustee of the SB Investment Trust.  In part because of the related nature of the purchase, the transaction was approved by the board of directors with Mr. Trina abstaining from the vote.

Director Independence

We have four directors.  Chris Trina is not considered an independent director.  William Parsons, Sandy W. Shultz, M.D. and Henry G. "Harry" Ulrich III are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).  A copy of that rule is attached to this filing as Exhibit 99.1.

Item 14.  Principal Accounting Fees and Services

	Fiscal 2008	Fiscal 2009
Audit Fees (1)	$27,000	$70,000
Audit-Related Fees (2)	13,500	$45,000
Tax Fees	-	-
All other Fees	-	-
Total	$40,500	$115,000

(1)	Audit Fees – Audit fees billed to the Company by its outside independent accountants for auditing the Company’s annual financial statements for 2008 and 2009 respectively.
(2)
Audit-Related Fees– Review fees billed to the Company by its outside independent accountants for reviewing the Company’s quarterly financial statements for the calendar quarters during the fiscal years ended December 31, 2008 and 2009.

Item. 15. Exhibits
Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.1	NASDAQ Rule 4200(a)(15)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transfer Technology International Corp.

By:         /s/ Chris Trina
Chris Trina, Chief Executive Officer

Date: June 24, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Chris Trina
Chris Trina, Director and
Principal Executive Officer
Date:   June 24, 2010

By:  /s/ Robert J. Calamunci
Robert J. Calamunci
Principal Financial Officer and
Principal Accounting Officer
Date:   June 24, 2010

By:  /s/ Henry G. Ulrich III
Henry G. "Harry" Ulrich III, Director
Date:   June 24, 2010

By:  /s/ William Parsons
William Parsons, Director
Date:   June 24, 2010

By:  /s/ Sandy W. Shultz
Sandy W. Shultz, M.D., Director
Date:   June 24, 2010