Form 10-Q/A
period 2009-03-31
Transfer Technology International Corp.
filed 2010-08-03
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No. 1 to the quarterly report for the period ended March 31, 2009)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________ Commission File Number: 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)
2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL  33544
(Address of Principal Executive Office) (Zip Code)

(813) 388-6891
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	X	No

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

The registrant has 32,892,975 shares of common stock outstanding at July 14, 2010.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 which the Registrant previously filed with the Securities and Exchange Commission on May 20, 2009 (the “Original Filing”). The Registrant is filing this Amendment to correct the financial statements included in the Original Filing.  Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the quarter ended March 31, 2009, and year ended December 31, 2008, results of operations and cash flows are summarized in Note 1 to the financial statements.  Additionally, as part of this restatement, the Company recognized additional previously unrecognized contingencies not previously recorded, which are described in more detail in footnote 1.

Except as set forth above and unless otherwise specifically stated otherwise, the Original Filing has not been amended, updated or otherwise modified other than the addition of commitments and contingencies to Note 1 and other minor changes to make the overall filing consistant with the restated financial statements. Other events occurring after the Original Filing or other disclosures required to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
(FORMERLY KNOWN AS INVERTED PARADIGMS CORPORATION)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-26

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	Restated	Restated
	March 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$99,632	$144,641
Accounts receivable - other	20,000	-
Reserve for doubtful accounts	(20,000)	-
Other current assets	2,191	2,191
Total current assets	101,823	146,832

FIXED ASSETS
Equipment, net	2,214	2,416

Other assets
Patent	11,000	11,000

TOTAL ASSETS	$115,037	$160,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$133,934	$118,765
Accrued expenses	222,522	209,863
Liability for stock to be issued	10,015	3,015
Convertible notes and notes payable	550,000	130,000
Settlement liabilities	284,857	-

Total current liabilities	1,201,328	461,643

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2009 and 2008
and 24,150,473 and 22,798,024 shares issued and 23,907,627 and 22,598,413 outstanding
at March 31, 2009 and December 31, 2008, respectively	24,150	22,798
Additional paid-in capital	43,975,215	43,702,470
Treasury stock, 242,846 shares and 199,611 shares at March 31, 2009 and December 31, 2008, respectively, at cost	(46,684)	(37,838)
Accumulated deficit	(45,038,972)	(43,988,825)
Total stockholders' deficit	(1,086,291)	(301,395)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$115,037	$160,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Restated
	2009	2008

REVENUES
Net sales	$38,629	$-
Gross Profit	38,629	-

COSTS AND EXPENSES
Selling, general and administrative	730,709	234,631
Reserve for doubtful account	20,000	-
Total costs and expenses	750,709	234,631

NET LOSS BEFORE OTHER INCOME (LOSS)	(712,080)	(234,631)

OTHER INCOME (LOSS)
Interest income	2	3,954
Interest expense	(35,212)	(270,958)
Legal settlement	(302,857)	-
Total other income (loss)	(338,067)	(267,004)

LOSS BEFORE INCOME TAX	(1,050,147)	(501,635)

INCOME TAX	-	-

NET LOSS	$(1,050,147)	$(501,635)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.06)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	23,369,789	8,548,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Restated
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,147)	$(501,635)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	202	-
Stock issued to executives compensation	18,000	-
Stock issued to director for services net	18,000	17,615
Stock issued to vendors and consultants for compensation	212,333	-
Interest resulting from beneficial conversion feature of notes payable	4,000	249,388

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) in other current assets	-	2,594
Increase accounts payable	15,169	(8,541)
Increase in liability for stock to be issued	7,000	-
Increase in settlement liability	284,857	-
Increase accrued expenses - net	12,659	(70,689)

Net cash used in operating activities	(477,927)	(311,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	(11,354)

Net cash used in investing activities	-	(11,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	30,000	750
Proceeds of treasury stock	(17,082)	-
Proceeds from convertible notes payable	420,000	-
Proceeds from bridge loan		98,000
Proceeds from stock issuances	-	246,139

Net cash provided by financing activities	432,918	344,889

NET INCREASE (DECREASE) IN CASH	(45,009)	22,267

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF YEAR	$99,632	$24,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$36,000	$17,615
Stock issued to vendors and consultants	$212,333	$-

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 1 - Restatement of Financial Statements and Commitments and Contingencies

Restatement of Financial Statements

Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the quarter ended March 31, 2009, and for the year ended December 31, 2008, results of operations and cash flows are summarized below.  Additionally, as part of this restatement, the Company recognized additional previously unrecorded contingencies described in more detail below.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009AND 2008

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2009

ASSETS

	Previously Reported 2009	Change	Restated 2009
CURRENT ASSETS
Cash	$99,632	$-	$99,632
Accounts receivable - other	20,000		20,000
Reserve for doubtful accounts	(20,000)		(20,000)
Other current assets	2,191	-	2,191
Total current assets	101,823	-	101,823

FIXED ASSETS
Equipment, net	2,214	-	2,214
Other assets
Patent	-	11,000	11,000

TOTAL ASSETS	$104,037	$11,000	$115,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$133,934	$-	$133,934
Accrued expenses	220,352	2,170	222,522
Liability for stock to be issued	10,015	-	10,015
Convertible notes and notes payable	550,000	-	550,000
Settlement liabilities	-	284,857	284,857

Total current liabilities	914,301	287,027	1,201,328

STOCKHOLDERS’ DEFICIT

Common stock, par value $.001 per share; 250,000,000 shares authorized in 2008 and 24,150,473 shares issued and 23,907,627 outstanding at March 31, 2009	24,150	-	24,150
Additional paid-in capital	44,872,714	(897,499)	43,975,215
Treasury stock, 241,846 shares at March 31, 2009 at cost	(64,684)	18,000	(46,684)
Accumulated deficit	(45,642,444)	603,472	(45,038,972)

Total stockholders’ deficit	(810,264)	(276,027)	(1,086,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,037	$11,000	$115,037

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported 2009	Change	Restated 2009
REVENUES
Net Sales	$38,629	$-	$38,629
Gross Profit	38,629	-	38,629

COSTS AND EXPENSES
Selling, general and administrative	730,709	-	730,709
Reserve for doubtful account	20,000	-	20,000
Total costs and expenses	750,709	-	750,709

NET LOSS BEFORE OTHER INCOME (LOSS)	(712,080)	-	(712,080)

OTHER INCOME (LOSS)
Interest income	2	-	2
Interest expense	(33,042)	(2,170)	(35,212)
Legal settlement	-	(302,857)	(302,857)
Other	-	-	-
Total other income (loss)	(33,040)	(305,027)	(338,067)

LOSS BEFORE INCOME TAX	(745,120)	(305,027)	(1,050,147)

INCOME TAX	-	-	-

NET LOSS	$(745,120)	$(305,027)	$(1,050,147)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	23,369,789	-	23,369,789

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported		Restated
	2009	Change	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(745,120)	$(305,027)	$(1,050,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	-	202
Stock issued to executives compensation	18,000	-	18,000
Stock issued to director for services net	18,000	-	18,000
Stock issued to vendors and consultants for compensation	212,333	-	212,333
Interest resulting from beneficial conversion feature of notes payable	4,000	-	4,000

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	20,000		20,000
(Increase) in other current assets	-	-	-
Increase accounts payable	15,169	-	15,169
Increase in liability for stock to be issued	7,000	-	7,000
Increase in settlement liability	-	284,857	284,857
Increase accrued expenses - net	10,489	2,170	12,659

Net cash used in operating activities	(459,927)	(18,000)	(477,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	30,000	-	30,000
Payments of treasury stock	(35,082)	18,000	(17,082)
Proceeds from convertible notes payable	420,000	-	420,000

Net cash provided by financing activities	414,918	18,000	432,918

NET INCREASE (DECREASE) IN CASH	(45,009)	-	(45,009)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	144,641	-	144,641

CASH AND CASH EQUIVALENTS – END OF YEAR	$99,632	$-	$99,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$36,000	-	$36,000
Stock issued to vendors and consultants	$212,333	-	$212,333

CASH PAID DURING THE YEAR:
Interest expense	$-	$-	$-

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
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

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to  pay $10,000 on June 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, a stipulated judgment for $50,000 was entered against the Company on July 13, 2010.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
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

Lawsuit by Margaret Wisniewksi

On December 4, 2008, Margaret Wisniewksi purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewksi has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company plans on fighting the suit.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
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

Note 3 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $45,038,972 as of March 31, 2009 and $43,988,825 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information(continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2009	March 31, 2008
NET LOSS	$(1,050,147)	$(501,635)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	23,369,789	8,548,812

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

Note 5 – Equipment

Equipment is summarized as follows:

	March 31, 2009	March 31, 2008
Computers and equipment	$2,819	$-
Less: accumulated depreciation	605	-
Computers and equipment - Net	$2,214	$-

Depreciation expense for the three months ended March 31, 2009 and March 31, 2008 was $202 and $0 respectively.

Note 6 – Rent

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extend until June 30, 2010.  The Company is required to pay a base rent of $35,070 for year 2009 and $17, 535 for the six months ending June 30, 2010. The Company paid $9,381 and $6,528 for rent for the months ended March 31, 2009 and 2008 respectively. The total expected remaining lease payments till June 30, 2010 total $ 43,224.  As of the date of this filing which is after June 30, 2010, the Company has relocated its headquarters to 2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL  33544.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Note 7 – Convertible Notes Payable

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

Note 7 - Convertible Notes Payable (CONTINUED)

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

Note 7 - Convertible Notes Payable (CONTINUED)

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

There was no provision for income tax for the three months ended March 31, 2009 and 2008. At March 31, 2009 and 2008 the Company had an accumulated deficit approximating $45,038,972 and $41,792,212. Due to changes in ownership during year 2007 the accumulated deficit available to offset future taxable income through 2029 are approximately $4,331,874and $2,009,111 for the three months ended March 31 2009 and 2008 respectively.

	March 31, 2009	March 31, 2008

Deferred tax assets	$1,523,156	$703,189
Less: valuation	(1,523,156)	(703,189)
Totals	$-	$-

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of March 31, 2009 and December 31, 2008. The Company had 24,150,473 and 22,798,024 shares of common stock issued and 23,907,627 and 22,598,413 outstanding as of March 31, 2009 and December 31, 2008 respectively. The Company held 332,846 and 199,611 shares of common stock in treasury at March 31, 2009 and December 31,2008 respectively. The par value of the shares was $.001 per share.

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

Note 9 – Stockholders’ Deficit (CONTINUED)

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
Note 10 – Subsequent Events

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

Additional subsequent events include the commitments and contingencies described in Note 1.  Also, since March 31, 2009 through the date of this filing, the Company has raised $628,795 through the sale of convertible notes and equity capital.

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

The Company is now beginning the commercialization process for these acquired technologies.  In addition to the commercialization of our technologies, the Company has recently acquired the rights to be a reseller of certain organic products. As of the date of this filing, a revenue stream from these technologies has commenced. During the three months ended March 31, 2009, the Company had recognized $38,629 in revenues from business operations from its newly formed wholly owned subsidiary, Organic Products International Corp. (OPI). The quarter ended March 31, 2008 recognized $0 in revenue from any business operations.

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

Quarter ended March 31, 2009

In this first quarter of 2009, the Company incurred $730,709 versus $234,631in the first quarter of 2008 in general administrative expenses.  The significant increase is a result of costs incurred towards obtaining EPA labels for our products. Of that amount, $18,000 was in the form of stock issued to directors for services rendered, $18,000 in the form of stock issued for executive compensation and $212,333 was in the form of stock issued to vendors and consultants for compensation.  Accordingly, only approximately $482,135 of the general administrative expenses for the quarter ended March 31, 2009, was paid in cash.  This was offset by $38,629 in operating revenues.  The operations of the Company were sustained by proceeds from the sale of our common stock and convertible notes payable.

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

Liquidity

As of August 2, 2010, we have cash on hand of $3,232.  This money is from the private sale of capital, notes and convertible notes. This will meet the cash needs of the Company for approximately the next 2 days. Thereafter it will be necessary for us to have been successful in raising addition funds through the sale of equity capital, notes payable, or through the commercialization of technologies currently owned or acquired by the Company.

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

The Registrant’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Registrants’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.   However, subsequent events have demonstrated that controls and procedures were not effective as of the end of the period covered by this report.  There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Commitments and Contingencies in Note 1 to the financial statements.

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

 Date:  August 2, 2010

By:  /s/ Robert J. Calamunci
        Robert J. Calamunci
        Chief Financial Officer
        Chief Accounting Officer

Date:  August 2, 2010