Form 10-Q/A
period 2009-06-30
Transfer Technology International Corp.
filed 2010-08-03
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No. 1 to quarterly report for period ended June 30, 2009)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 which the Registrant previously filed with the Securities and Exchange Commission on August 19, 2009 (the “Original Filing”). The Registrant is filing this Amendment to correct the financial statements included in the Original Filing.  Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the three and six month periods ended June 30, 2009, and year ended December 31, 2008, results of operations and cash flows are summarized in footnote 1 below.  Additionally, as part of this restatement, the Company recognized additional previously unrecognized contingencies not previously recorded, which are described in more detail in footnote 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified other than the addition of commitments and contingencies to Note 1 and other minor changes to make the overall filing consistant with the restated financial statements. Other events occurring after the Original Filing or other disclosures required to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-28

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	Restated	Restated
	June 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$9,573	$144,641
Other current assets	2,191	2,191
Total current assets	11,764	146,832

FIXED ASSETS
Equipment, net	2,013	2,416

Other assets
Patent	11,000	11,000

TOTAL ASSETS	$24,777	$160,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$121,660	$118,765
Accrued expenses	252,226	209,863
Liability for stock to be issued	35,000	3,015
Convertible notes and notes payable	664,500	130,000
Settlement liabilities	266,857	-

Total current liabilities	1,340,243	461,643

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2009 and 2008
and 27,911,286 and 22,798,024 shares issued and 27,642,975 and 22,598,413 outstanding
at June 30, 2009 and December 31, 2008, respectively	27,911	22,798
Additional paid-in capital	44,743,523	43,702,470
Treasury stock, 268,311 shares and 199,611 shares at June 30, 2009 and December 31, 2008, respectively, at cost	(51,172)	(37,838)
Accumulated deficit	(46,035,728)	(43,988,825)
Total stockholders' deficit	(1,315,466)	(301,395)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,777	$160,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	Restated	Restated	Restated	Restated
	2009	2008	2009	2008

REVENUES
Net sales	$82,977	$-	$44,348	$-
Gross Profit	82,977	-	44,348	-

COSTS AND EXPENSES
Selling, general and administrative	1,668,340	821,564	961,598	588,746
Reserve for doubtful account	20,000	-	-	-
Total costs and expenses	1,688,340	821,564	961,598	588,746

NET LOSS BEFORE OTHER INCOME (LOSS)	(1,605,363)	(821,564)	(917,250)	(588,746)

OTHER INCOME (LOSS)
Interest income	2	4,554	-	600
Interest expense	(86,107)	(396,311)	(26,927)	(123,540)
Legal settlement	(302,857)	-	-	-
Other	(52,578)	91	(52,578)	91
Total other income (loss)	(441,540)	(399,666)	(79,505)	(122,849)

LOSS BEFORE INCOME TAX	(2,046,903)	(1,213,230)	(996,755)	(711,595)

INCOME TAX	-	-	-	-

NET LOSS	$(2,046,903)	$(1,213,230)	$(996,755)	$(711,595)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$(0.11)	$(0.04)	$(0.05)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	25,250,595	11,035,320	27,062,298	13,531,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Restated	Restated
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,046,903)	$(1,213,230)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	404	-
Stock issued to directors and executives compensation	675,541	155,330
Stock issued to employees for compensation	7,200	-
Stock issued to vendors and consultants for compensation	244,652	-
Stock issued to shareholders as inducement for lock up agreement	52,578	-
Interest resulting from beneficial conversion feature of notes payable	24,417	388,329

Changes in Certain Assets and Liabilities
Increase in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) decrease in other current assets	-	(671)
Increase (decrease) accounts payable	2,895	(15,500)
Increase in liability for stock to be issued	31,985	-
Increase in settlement liability	266,857	-
Increase (decrease) accrued expenses - net	42,362	(90,373)

Net cash used in operating activities	(698,012)	(776,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	45,000	-
Proceeds of treasury stock	(16,556)	-
Proceeds from convertible notes payable	454,500	311,062
Proceeds from promissory notes	50,000	40,000
Payment of notes payables	-	(66,219)
Proceeds from bridge loan	30,000	98,000
Proceeds from stock issuances	-	466,139

Net cash provided by financing activities	562,944	848,982

NET INCREASE (DECREASE) IN CASH	(135,068)	72,867

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF YEAR	$9,573	$74,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$675,541	$155,330
Stock issued to employees for compensation	$7,200	$-
Stock issued to vendors and consultants	$244,652	$-
Stock issued to convert notes payable	$-	$429,400

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 1 - Restatement of Financial Statements and Commitments and Contingencies

Restatement of Financial Statements

Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the three and six month periods ended June 30, 2009, and the year ended December 31, 2008, results of operations and cash flows are summarized below.

Additionally, as part of this restatement, the Company recognized additional previously unrecorded contingencies described in more detail below.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
June 30, 2009

ASSETS

	Previously Reported 2009	Change	Restated 2009
CURRENT ASSETS
Cash	$9,573	$-	$9,573
Other current assets	2,191	-	2,191
Total current assets	11,764	-	11,764

FIXED ASSETS
Equipment, net	2,013	-	2,013
Other assets
Patent	-	11,000	11,000

TOTAL ASSETS	$13,777	$11,000	$24,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$121,660	$-	$121,660
Accrued expenses	243,546	8,680	252,226
Liability for stock to be issued	35,000	-	35,000
Convertible notes and notes payable	664,500	-	664,500
Settlement liabilities	-	266,857	266,857

Total current liabilities	1,064,706	275,537	1,340,243

STOCKHOLDERS’ DEFICIT

Common stock, par value $.001 per share; 250,000,000 shares authorized in 2008 and 27,911,286 shares issued and 27,642,975 outstanding at June 30, 2009	27,911	-	27,911
Additional paid-in capital	45,641,022	(897,499)	44,743,523
Treasury stock, 268,311 shares at June 30, 2009 at cost	(87,172)	36,000	(51,172)
Accumulated deficit	(46,632,690)	596,962	(46,035,728)

Total stockholders’ deficit	(1,050,929)	(264,537)	(1,315,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,777	$11,000	$24,777

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009

	SIX MONTHS ENDED			THREE MONTHS ENDED
	Previously Reported 2009	Change	Restated 2009	Previously Reported 2009	Change	Restated 2009
REVENUES
Net Sales	$82,977	$-	$82,977	$44,348	-	$44,348
Gross Profit	82,977	-	82,977	44,348	-	44,348

COSTS AND EXPENSES
Selling, general and administrative	1,668,340	-	1,668,340	961,598	-	961,598
Reserve for doubtful account	20,000	-	20,000	-	-	-
Total costs and expenses	1,688,340	-	1,688,340	961,598	-	961,598

NET LOSS BEFORE OTHER INCOME (LOSS)	(1,605,363)	-	(1,605,363)	(917,250)	-	(917,250)

OTHER INCOME (LOSS)
Interest income	2	-	2	-	-	-
Interest expense	(77,427)	(8,680)	(86,107)	(20,417)	(6,510)	(26,927)
Legal settlement	-	(302,857)	(302,857)	-	-	-
Other	(52,578)	-	(52,578)	(52,578)	-	(52,578)
Total other income (loss)	(130,003)	(311,537)	(441,540)	(72,995)	(6,510)	(79,505)

LOSS BEFORE INCOME TAX	(1,735,366)	(311,537)	(2,046,903)	(990,245)	(6,510)	(996,755)

INCOME TAX	-	-	-	-	-	-

NET LOSS	$(1,735,366)	$(311,537)	$(2,046,903)	$(990,245)	$(6,510)	$(996,755)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.07)	$(0.01)	$(0.08)	$(0.04)	$(0.00)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	25,250,595	-	25,250,595	27,062,298	-	27,062,298

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Previously Reported		Restated
	2009	Change	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,735,366)	$(311,537)	$(2,046,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	-	404
Stock issued to directors and executives compensation	675,541	-	675,541
Stock issued to employees for compensation	7,200	-	7,200
Stock issued to vendors and consultants for compensation	244,652	-	244,652
Stock issued to shareholders as inducement for lock up agreement	52,578		52,578
Interest resulting from beneficial conversion feature of notes payable	24,417	-	24,417

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	20,000		20,000
(Increase) in other current assets	-	-	-
Increase (decrease) in accounts payable	2,895	-	2,895
Increase in liability for stock to be issued	31,985	-	31,985
Increase in settlement liability	-	266,857	266,857
Increase accrued expenses - net	33,682	8,680	42,362

Net cash used in operating activities	(662,012)	(36,000)	(698,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	45,000	-	45,000
Payments of treasury stock	(52,556)	36,000	(16,556)
Proceeds from convertible notes payable	454,500	-	454,500
Proceeds from promissory notes	50,000	-	50,000
Payment of notes payables	-	-	-
Proceeds from bridge loan	30,000	-	30,000
Proceeds from stock issuances	-	-	-

Net cash provided by financing activities	526,944	36,000	562,944

NET INCREASE (DECREASE) IN CASH	(135,068)	-	(135,068)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	144,641	-	144,641

CASH AND CASH EQUIVALENTS – END OF YEAR	$9,573	$-	$9,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$675,541	-	$675,541
Stock issued to employees for compensation	7,200	-	7,200
Stock issued to vendors and consultants	$244,652	-	$244,652
Stock issued to convert notes payable	-	-	-

CASH PAID DURING THE YEAR:
Interest expense	$-	$-	$-

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008

	SIX MONTHS ENDED			THREE MONTHS ENDED
	Previously Reported 2008	Change	Restated 2008	Previously Reported 2008	Change	Restated 2008
REVENUES
Net Sales	$-	$-	$-	$-	-	$-
Gross Profit	-	-	-	-	-	-

COSTS AND EXPENSES
Selling, general and administrative	821,564	-	821,564	588,746	-	588,746
Reserve for doubtful account	-	-	-	-	-	-
Total costs and expenses	821,564	-	821,564	588,746	-	588,746

NET LOSS BEFORE OTHER INCOME (LOSS)	(821,564)	-	(821,564)	(588,746)	-	(588,746)

OTHER INCOME (LOSS)
Interest income	4,554	-	4,554	600	-	600
Interest expense	(1,293,4810)	897,499	(396,311)	(1,021,039)	897,499	(123,540)
Legal settlement	-	-	-	-	-	-
Other	91	-	91	91	-	91
Total other income (loss)	(1,289,165)	897,499	(391,666)	(1,020,348)	897,449	(122,849)

LOSS BEFORE INCOME TAX	(2,110,729)	897,499	(1,213,230)	(1,609,094)	897,499	(711,595)

INCOME TAX	-	-	-	-	-	-

NET LOSS	$(2,110,729)	$897,499	$(1,213,230)	$(1,609,094)	$897,499	$(711,595)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.19)	$0.08	$(0.11)	$(0.12)	$0.07	$(0.05)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	11,035,320	-	11,035,320	13,531,207	-	13,531,207

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
	Previously Reported 2008	Change	Restated 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,110,729)	$897,449	$(1,213,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	-
Stock issued to directors and executives compensation	155,330	-	155,330
Stock issued to employees for compensation	-	-	-
Stock issued to vendors and consultants for compensation	-	-	-
Stock issued to shareholders as inducement for lock up agreement	-	-	-
Interest resulting from beneficial conversion feature of notes payable	1,285,828	(897,499)	388,329

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	-	-
Increase in reserve for doubtful accounts receivable - other	-	-	-
(Increase) in other current assets	(671)	-	(671)
Increase (decrease) in accounts payable	(15,500)	-	(15,500)
Increase in liability for stock to be issued	-	-	-
Increase in settlement liability	-	-	-
Increase accrued expenses - net	(90,373)	-	(90,373)

Net cash used in operating activities	(776,115)	-	(776,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	-	-

Net cash (used in) investing activties	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	-	-	-
Payments of treasury stock	-	-	-
Proceeds from convertible notes payable	311,062	-	311,062
Proceeds from promissory notes	40,000	-	40,000
Payment of notes payables	(66,219)	-	(66,219)
Proceeds from bridge loan	98,000	-	98,000
Proceeds from stock issuances	466,139	-	466,139

Net cash provided by financing activities	848,982	-	848,982

NET INCREASE (DECREASE) IN CASH	72,867	-	72,867

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	144,641	-	144,641

CASH AND CASH EQUIVALENTS – END OF YEAR	$217,508	$-	$217,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$155,330	-	$155,330
Stock issued to employees for compensation	-	-	-
Stock issued to vendors and consultants	$-	-	$-
Stock issued to convert notes payable	429,400	-	429,400

CASH PAID DURING THE YEAR:
Interest expense	$7,877	$-	$7,877

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

Note 3 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $46,035,728 as of June 30, 2009 and $43,988,825 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

On March 17, 2009 The Company filed Form S-8 with the Securities and Exchange Commission. This prospectus relates to the offer and sale of 4,000,000 shares of Transfer Technology International Corp., a Delaware corporation ("Company"), issuable upon the exercise of options issued to employees (“Employees”) and outside  consultants ("Outside Consultants") pursuant to the 2009 Stock Option Plan (the "Stock Option Plan") that has been approved by the Company.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 4 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information(continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2009	June 30, 2008
NET LOSS	$(2,046,903)	$(2,110,729)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	25,250,595	11,035,320

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 7 – Promissory and Convertible Notes Payable

Promissory and convertible notes payable are summarized as follows as of June 30, 2009:

Amount
October 2008 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principle and interest are due.	$20,000

November 2008 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	10,000

November 2008 – Unsecured convertible note payable for $ 200,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principle and interest are due.	20,000

December 2008 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	5,000

December 2008 – Unsecured convertible note payable for $ 50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	50,000

December 2008 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principle and interest are due.	25,000

January 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is January 2010 at which time all principle and interest are due.	4,500

February 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	40,000

February 2009 – Unsecured convertible note payable for $ 30,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	30,000

February 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	10,000

February 2009 – Unsecured convertible note payable for $ 14,000 including interest at afixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	14,000

February 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	40,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 7 - Promissory and Convertible Notes Payable (CONTINUED)

February 2009 – Unsecured convertible note payable for $ 7,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	7,000

February 2009 – Unsecured convertible note payable for $ 5,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	5,000

February 2009 – Unsecured convertible note payable for $ 75,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	75,000

February 2009 – Unsecured convertible note payable for $ 45,000 including interest at a fixed rate of 13%. The maturity date is February 2010 at which time all principle and interest are due.	45,000

March 2009 – Unsecured convertible note payable for $ 2,500 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	2,500

March 2009 – Unsecured convertible note payable for $9,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	9,000

March 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	10,000

March 2009 – Unsecured convertible note payable for $ 25,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle andinterest are due.	25,000

March 2009 – Unsecured convertible note payable for $ 12,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	12,000

March 2009 – Unsecured convertible note payable for $ 15,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle andinterest are due.	15,000

March 2009 – Unsecured convertible note payable for $ 40,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	40,000

March 2009 – Unsecured convertible note payable for $ 6,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	6,000

March 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	10,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 7 - Promissory and Convertible Notes Payable (CONTINUED)

March 2009 – Unsecured convertible note payable for $ 20,000 including interest at a fixed rate of 13%. The maturity date is March 2010 at which time all principle and interest are due.	20,000

April 2009 – Unsecured convertible note payable for $ 4,500 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	4,500

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

April 2009 – Unsecured convertible note payable for $ 10,000 including interest at afixed rate of 13%. The maturity date is April 2010 at which time all principle and interest are due.	10,000

May 2009 – Unsecured promissory note payable for $ 50,000 including interest at a fixed rate of 1%. The maturity date is August 2009 at which time all principle and interest are due or note may be extended for an additional 90 days on the same terms.	50,000

June 2009 – Unsecured promissory note payable for $ 30,000 including interest at a fixed rate of 20%. The maturity date is October 2009 at which time all principle and interest are due.	30,000

June 2009 – Unsecured convertible note payable for $ 10,000 including interest at a fixed rate of 13%. The maturity date is June 2010 at which time all principle and interest are due.	10,000

Total promissory and convertible notes payable	$664,500

Convertible notes payable are summarized as follows as of December 31, 2008:

Amount

October 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is October 2009 at which time all principal and interest are due.	20,000

November 2008 - Unsecured convertible note payable for $10,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	10,000

November 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is November 2009 at which time all principal and interest are due.	20,000

December 2008 - Unsecured convertible note payable for $5,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	5,000

December 2008 - Unsecured convertible note payable for $50,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	50,000

December 2008 - Unsecured convertible note payable for $20,000 including interest at a fixed rate of 13%. The maturity date is December 2009 at which time all principal and interest are due.	25,000

Total convertible notes payable	$130,000

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of June 30, 2009 and December 31, 2008. The Company had 27,911,286 and 22,798,024 shares of common stock issued and 27,642,975 and 22,598,413 outstanding as of June 30, 2009 and December 31, 2008 respectively. The Company held 448,311 and 199,611 shares of common stock in treasury at June 30, 2009 and December 31,2008 respectively. The par value of the shares was $.001 per share.

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

2009

Note 9 – Stockholders’ Deficit (CONTINUED)

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

Note 10 – Subsequent Events

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

Additional subsequent events include the commitments and contingencies described in Note 1.  Also, since June 30, 2009 through the date of this filing, the Company has raised $627,295 through the sale of convertible notes and equity capital.

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

Three and six month periods ended June 30, 2009

General operating expenses for the three and six month periods ended June 30, 2009, totaled $961,598 and $1,668,340 respectively.  The Company also incurred $26,927 and $86,107 in interest expense during the three and six month periods ended June 30, 2009, respectively.  However, the interest expense was not paid in cash and was a result of stock being issued at a higher fair market value than the amount needed to satisfy a debt.  Also, much of the general operating expenses was paid by the issuance of stock.

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

See Note 1 to financial statements.

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