Form 10-Q/A
period 2009-09-30
Transfer Technology International Corp.
filed 2010-08-03
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No. 1 to quarterly report for period ended September 30, 2009)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________ Commission File Number: 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)
2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, Florida  33544
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 which the Registrant previously filed with the Securities and Exchange Commission on November 23, 2009 (the “Original Filing”). The Registrant is filing this Amendment to correct the financial statements included in the Original Filing.   Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the three and nine month periods ended September 30, 2009, and the year ended December 31, 2008, results of operations and cash flows are summarized in Note 1 to the financial statements.   Additionally, as part of this restatement, the Company recognized additional previously unrecognized contingencies not previously recorded, which are described in more detail in footnote 1.

Except as set forth above and except as is explicitly stated otherwise, the Original Filing has not been amended, updated or otherwise modified other than the addition of commitments and contingencies to Note 1 and other minor changes to make the overall filing consistent with the restated financial statements. Other events occurring after the Original Filing or other disclosures required to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-30

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	Restated	Restated
	September 30,	December 31,
	2009	2008

CURRENT ASSETS
Cash	$3,683	$144,641
Other current assets	2,191	2,191
Total current assets	5,874	146,832

FIXED ASSETS
Equipment, net	1,811	2,416

Other assets
Patent	11,000	11,000

TOTAL ASSETS	$18,685	$160,248

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$127,701	$118,765
Accrued expenses	588,855	209,863
Liability for stock to be issued	-	3,015
Convertible notes and notes payable	882,500	130,000
Settlement liabilities	266,857	-

Total current liabilities	1,865,913	461,643

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2009 and 2008
and 30,136,286 and 22,798,024 shares issued and 29,867,975 and 22,598,413 outstanding
at September 30, 2009 and December 31, 2008, respectively	30,136	22,798
Additional paid-in capital	44,868,348	43,702,470
Treasury stock, 268,311 shares and 199,611 shares at September 30, 2009 and December 31, 2008, respectively, at cost	(51,172)	(37,838)
Accumulated deficit	(46,694,540)	(43,988,825)
Total stockholders' deficit	(1,847,228)	(301,395)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,685	$160,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	Restated	Restated	Restated	Restated
	2009	2008	2009	2008

REVENUES
Net sales	$84,407	$-	$1,430	$-
Gross Profit	84,407	-	1,430	-

COSTS AND EXPENSES
Selling, general and administrative	2,302,751	1,395,212	634,411	573,648
Reserve for doubtful account	20,000	-	-	-
Total costs and expenses	2,322,751	1,395,212	634,411	573,648

NET LOSS BEFORE OTHER INCOME (LOSS)	(2,238,344)	(1,395,212)	(632,981)	(573,648)

OTHER INCOME (LOSS)
Interest income	2	-	-	-
Interest expense	(111,938)	(389,053)	(25,831)	(3,742)
Legal settlement	(302,857)	-	-	-
Other	(52,578)	-	-	-
Total other income (loss)	(467,371)	(389,053)	(25,831)	(3,742)

LOSS BEFORE INCOME TAX	(2,705,715)	(1,784,265)	(658,812)	(577,390)

INCOME TAX	-	-	-	-

NET LOSS	$(2,705,715)	$(1,784,265)	$(658,812)	$(577,390)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(0.14)	$(0.02)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	26,296,434	12,533,853	28,717,649	15,337,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Restated	Restated
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,705,715)	$(1,784,265)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	605	202
Stock issued to directors and executives compensation	843,541	343,500
Stock issued to employees for compensation	21,200	-
Stock issued to vendors and consultants for compensation	472,652	237,408
Stock issued to shareholders as inducement for lock up agreement	52,578	-
Interest resulting from beneficial conversion feature of notes payable	(293,533)	308,611

Changes in Certain Assets and Liabilities
Increase in accounts receivable - other	(20,000)	-
Increase in reserve for doubtful accounts receivable - other	20,000	-
(Increase) decrease in other current assets	-	(671)
Increase (decrease) accounts payable	8,935	54,024
Increase in liability for stock to be issued	(3,015)	-
Increase in settlement liability	266,857	-
Increase (decrease) accrued expenses - net	378,986	(107,320)

Net cash used in operating activities	(956,909)	(948,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	(2,819)

Net cash used in investing activities	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	80,000	868,007
Proceeds of treasury stock	(16,549)	-
Proceeds from convertible notes payable	652,500	311,062
Proceeds from promissory notes	70,000	-
Payment of notes payables	-	(75,215)
Proceeds from bridge loan	30,000	98,000

Net cash provided by financing activities	815,951	1,201,854

NET INCREASE (DECREASE) IN CASH	(140,958)	250,524

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	144,641	1,915

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,683	$252,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$843,541	$343,500
Stock issued to employees for compensation	$21,200	$-
Stock issued to vendors and consultants	$472,652	$237,408.00
Stock issued to convert notes payable	$-	$429,400

CASH PAID DURING THE YEAR:
Interest expense	$-	$7,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Note 1 - Restatement of Financial Statements and Commitments and Contingencies

Restatement of Financial Statements

Transfer Technology International Corp. determined that patents acquired for stock were not accounted for correctly. The transaction resulted in a $896,232 decrease in beneficial interest expense, a $12,269 reduction in other expense, $11,000 in patent cost capitalized, and a $897,500 reduction in additional paid-in capital. The effects of the restatement adjustments on Transfer Technology International Corp.’s originally reported financial position for the three and nine month periods ended September 30, 2009, results of operations and cash flows are summarized below.

Additionally, as part of this restatement, the Company recognized additional previously unrecorded contingencies described in more detail below.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
September 30, 2009

ASSETS

	Previously Reported 2009	Change	Restated 2009
CURRENT ASSETS
Cash	$3,683	$-	$3,683
Other current assets	2,191	-	2,191
Total current assets	5,874	-	5,874

FIXED ASSETS
Equipment, net	1,811	-	1,811
Other assets
Patent	-	11,000	11,000

TOTAL ASSETS	$7,685	$11,000	$18,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$127,701	$-	$127,701
Accrued expenses	574,205	14,650	588,855
Liability for stock to be issued	-	-	-
Convertible notes and notes payable	882,500	-	882,500
Settlement liabilities	-	266,857	266,857
Officer loans	-	-	-

Total current liabilities	1,584,406	281,507	1,865,913

STOCKHOLDERS’ DEFICIT

Common stock, par value $.001 per share; 250,000,000 shares authorized in 2008 and 30,136,286 shares issued and 29,867,975 outstanding at September 30, 2009	30,136	-	30,136
Additional paid-in capital	45,285,847	(417,499)	44,868,348
Treasury stock, 268,311 shares at September 30, 2009 at cost	(87,172)	36,000	(51,172)
Accumulated deficit	(46,805,532)	110,992	(46,694,540)

Total stockholders’ deficit	(1,576,721)	(270,507)	(1,847,228)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,685	$11,000	$18,685

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009

	NINE MONTHS ENDED			THREE MONTHS ENDED
	Previously Reported 2009	Change	Restated 2009	Previously Reported 2009	Change	Restated 2009
REVENUES
Net Sales	$84,407	$-	$84,407	$1,430	-	$1,430
Gross Profit	84,407	-	84,407	1,430	-	1,430

COSTS AND EXPENSES
Selling, general and administrative	2,302,751	-	2,302,751	634,411	-	634,411
Reserve for doubtful account	20,000	-	20,000	-	-	-
Total costs and expenses	2,322,751	-	2,322,751	634,411	-	634,411

NET LOSS BEFORE OTHER INCOME (LOSS)	(2,238,344)	-	(2,238,344)	(632,981)	-	(632,981)

OTHER INCOME (LOSS)
Interest income	2	-	2	-	-	-
Interest expense	(97,288)	(14,650)	(111,938)	(19,861)	(5,970)	(25,831)
Legal settlement	-	(302,857)	(302,857)	-	-	-
Other	(52,578)	-	(52,578)	-	-	-
Total other income (loss)	(149,864)	(317,507)	(467,371)	(19,861)	(5,970)	(25,831)

LOSS BEFORE INCOME TAX	(2,388,208)	(317,507)	(2,705,715)	(652,842)	(5,970)	(658,812)

INCOME TAX	-	-	-	-	-	-

NET LOSS	$(2,388,208)	$(317,507)	$(2,705,715)	$(652,842)	$(5,970)	$(658,812)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.09)	$(0.01)	$(0.10)	$(0.02)	$(0.00)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	26,296,434	-	26,296,434	28,717,649	-	28,717,649

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Previously Reported		Restated
	2009	Change	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,388,208)	$(317,507)	$(2,705,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	-	605
Stock issued to directors and executives compensation	843,541	-	843,541
Stock issued to employees for compensation	21,200	-	21,200
Stock issued to vendors and consultants for compensation	472,652	-	472,652
Stock issued to shareholders as inducement for lock up agreement	52,578		52,578
Interest resulting from beneficial conversion feature of notes payable	(293,533)	-	(293,533)

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	(20,000)	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	20,000		20,000
(Increase) in other current assets	-	-	-
Increase (decrease) in accounts payable	8,935	-	8,935
Increase in liability for stock to be issued	(3,015)	-	(3,015)
Increase in settlement liability	-	266,857	266,857
Increase accrued expenses - net	364,336	14,650	378,986

Net cash used in operating activities	(920,909)	(36,000)	(956,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	-	-	-

Net cash (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	80,000	-	80,000
Proceeds of treasury stock	(52,549)	36,000	(16,549)
Proceeds from convertible notes payable	652,500	-	652,500
Proceeds from promissory notes	70,000	-	70,000
Payment of notes payables	-	-	-
Proceeds from bridge loan	30,000	-	30,000

Net cash provided by financing activities	779,951	36,000	815,951

NET INCREASE (DECREASE) IN CASH	(140,958)	-	(140,958)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	144,641	-	144,641

CASH AND CASH EQUIVALENTS – END OF YEAR	$3,683	$-	$3,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$843,541	-	$843,541
Stock issued to employees for compensation	21,200	-	21,200
Stock issued to vendors and consultants	$472,652	-	$472,652
Stock issued to convert notes payable	-	-	-

CASH PAID DURING THE YEAR:
Interest expense	$-	$-	$-

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

	NINE MONTHS ENDED			THREE MONTHS ENDED
	Previously Reported 2008	Change	Restated 2008	Previously Reported 2008	Change	Restated 2008
REVENUES
Net Sales	$-	$-	$-	$-	-	$-
Gross Profit	-	-	-	-	-	-

COSTS AND EXPENSES
Selling, general and administrative	1,395,212	-	1,395,212	573,648	-	573,648
Reserve for doubtful account	-	-	-	-	-	-
Total costs and expenses	1,395,212	-	1,395,212	573,648	-	573,648

NET LOSS BEFORE OTHER INCOME (LOSS)	(1,395,212)	-	(1,395,212)	(573,648)	-	(573,648)

OTHER INCOME (LOSS)
Interest income	-	-	-	-	-	-
Interest expense	(817,552)	428,499	(389,053)	(3,742)	-	(3,742)
Legal settlement	-	-	-	-	-	-
Total other income (loss)	(817,552)	428,499	(389,053)	(3,742)	-	(3,742)

LOSS BEFORE INCOME TAX	(2,212,764)	428,499	(1,784,265)	(577,390)	-	(577,390)

INCOME TAX	-	-	-	-	-	-

NET LOSS	$(2,212,764)	$428,499	$(1,784,265)	$(577,390)	$-	$(577,390)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.18)	$(0.03)	$(0.14)	$(0.04)	$-	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK – BASIC AND DILUTED	12,533,853	-	12,533,853	15,337,774	-	15,337,774

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported 2008	Change	Restated 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,212,764)	$428,499	$(1,784,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	-	202
Stock issued to directors and executives compensation	343,500	-	343,500
Stock issued to employees for compensation	-	-	-
Stock issued to vendors and consultants for compensation	237,408	-	237,408
Stock issued to shareholders as inducement for lock up agreement	-	-	-
Interest resulting from beneficial conversion feature of notes payable	737,110	(428,499)	308,611

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	-	-
Increase in reserve for doubtful accounts receivable - other	-	-	-
(Increase) in other current assets	(671)	-	(671)
Increase (decrease) in accounts payable	54,024	-	54,024
Increase accrued expenses - net	(107,320	-	(107,320)

Net cash used in operating activities	(948,511)	-	(948,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related parties	(2,819)	-	(2,819)

Net cash (used in) investing activties	(2,819)	-	(2,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	868,007	-	868,007
Payments of treasury stock	-	-	-
Proceeds from convertible notes payable	311,062	-	311,062
Proceeds from promissory notes	-	-	-
Payment of notes payables	(75,215)	-	(75,215)
Proceeds from bridge loan	98,000	-	98,000

Net cash provided by financing activities	1,201,854	-	1,201,854

NET INCREASE (DECREASE) IN CASH	250,524	-	250,524

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	1,915	-	1,915

CASH AND CASH EQUIVALENTS – END OF YEAR	$252,439	$-	$252,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:

Stock issued to executives and directors	$343,500	-	$343,500
Stock issued to employees for compensation	-	-	-
Stock issued to vendors and consultants	$237,405	$-	$237,405
Stock issued to convert notes payable	429,400	-	429,400

CASH PAID DURING THE YEAR:
Interest expense	$7,877	$-	$7,877

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

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to  pay $10,000 on June 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.

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

Note 3 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $46,694,540 as of September 30, 2009 and $43,988,825 as of December 31, 2008. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Note 4 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

		Restated
	September 30,	September 30,
	2009	2008
NET LOSS	$(2,705,715)	$(2,212,764)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	26,296,434	12,533,853

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

2008

For the nine months ended September 30, 2008 Transfer Technology International Corp. had a related party transaction with SB Investment Trust  that resulted in restating $480,000 from beneficial interest expense to Additional  Paid In Capital as disclosed in note 1.

Additional subsequent events include the commitments and contingencies described in Note 1.  Also, since September 30, 2009 through the date of this filing, the Company has raised $344,295 through the sale of convertible notes and equity capital.

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

Three and nine month periods ended September 30, 2009

General operating expenses for the three and nine month periods ended September 30, 2009, totaled $634,411 and $2,302,751 respectively.  The Company also incurred $25,831 and $111,938 in interest expense during the three and nine month periods ended September 30, 2009, respectively.  However, the interest expense was not paid in cash and was a result of stock being issued at a higher fair market value than the amount needed to satisfy a debt.  Also, much of the general operating expenses was paid by the issuance of stock.

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

Since the discovery of the material weaknesses, we began evaluating the tax provision and remediated the related internal control weakness. We have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above.

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