Form 10-Q/A
period 2009-09-30
Transfer Technology International Corp.
filed 2010-09-14
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
———————
(Amendment No. 2 to quarterly report for period ended September 30, 2009)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 which the Registrant previously filed with the Securities and Exchange Commission on August 3, 2010. The Registrant is filing this Amendment No. 2 to correct Item 4T. Controls and Procedures for the purpose of clarifying that our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

The Company does not have adequately designed procedures to review accounting entries.  As a result of this material weakness, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

Based on our assessment, management has concluded that our internal control over financial reporting was ineffective as of the end of the fiscal quarter to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as a result of the material weakness in internal control as described above. We reviewed the results of management’s assessment with our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if a material changed occurred.

Material Weaknesses in Internal Controls

During a review of our accounting entries, Bagell, Josephs, Levine & Company, L.L.C. (“Bagell”) determined that the Company did not have adequately designed procedures to review accounting entries and have advised our board of directors that the material weakness existed at September 30, 2009. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2009, our controls and procedures needed improvement and were not effective at a reasonable assurance level.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transfer Technology International Corp.

By:  /s/ Chris Trina
        Chris Trina
        Chief Executive Officer
        Chief Financial Officer
        Chief Accounting Officer

Date:  September 14, 2010