Form 10-Q
period 2010-03-31
Transfer Technology International Corp.
filed 2010-09-16
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

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

The registrant has 45,562,065 shares of common stock outstanding at September 16, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

FINANCIAL STATEMENTS:
Page
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 through 15

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$2,110	$641
Other assets	2,191	2,191
	4,301	2,832
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,411 and $1,209 respectively	1,408	1,610

TOTAL ASSETS	$5,709	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,094	$143,267
Accrued expenses	657,875	586,872
Convertible notes and notes payable	1,049,142	869,167
Settlement liabilities	386,857	266,857
Related party loans	88,800	75,200
Total current liabilities	2,307,768	1,941,363

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009
and 30,911,286 and 30,136,286 shares issued and 30,642,975 and 29,867,975 outstanding
at March 31, 2010 and December 31, 2009 respectively	30,911	30,136
Additional paid-in capital	44,829,223	44,868,348
Less: Cost of treasury stock, 268,311 shares at March 31, 2010
and December 31, 2009 respectively, at cost	(51,172)	(51,172)
Accumulated deficit	(47,111,021)	(46,784,233)
Total stockholders' deficit	(2,302,059)	(1,936,921)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,709	$4,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES
Net sales	$3,665	$38,629
Cost of sales	1,375	-
Gross Profit	2,290	38,629

COSTS AND EXPENSES
Selling, general and administrative	175,640	730,709
Reserve for doubtful account	-	20,000
Total costs and expenses	175,640	750,709

LOSS BEFORE OTHER INCOME (LOSS)	(173,350)	(712,080)

OTHER INCOME (LOSS)
Interest expense	(33,438)	(35,210)
Legal settlement	(120,000)	(302,857)
Total other income (loss)	(153,438)	(338,067)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(326,788)	(1,050,147)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(326,788)	$(1,050,147)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	31,162,453	23,369,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(326,788)	(1,050,147)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	202	202
Stock issued to executives for compensation	10,500	18,000
Stock issued to directors for services net	5,100	18,000
Stock issued (Cancellation) to venders and consultants for compenstation - net	(55,450)	212,333
Stock issued to employee for services net	1,500	-
Interest resulting from beneficial feature of stock compensation	-	4,000

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	-	20,000
Increase accounts payable	(18,173)	15,169
Increase in liability for stock to be issued	-	7,000
Increase in settlement liability	120,000	284,857
Increase (Decrease) accrued expenses - net	71,003	12,659

Net cash (used in) operating activities	(192,106)	(477,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	-	30,000
Proceeds of treasury stock	-	(17,082)
Proceeds from convertible notes payable	179,975	420,000
Proceeds from related party loan, net	13,600	-

Net cash provided by financing activities	193,575	432,918

NET INCREASE (DECREASE) IN CASH	1,469	(45,009)

CASH - BEGINNING OF PERIOD	641	144,641

CASH - END OF PERIOD	$2,110	$99,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid during the Year:
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

In November, 2009, the Company formed a new subsidiary called Xterminate, Inc., a Florida corporation, which launched their eco-friendly termite control business.  The Company applies oil for termite control purposes.

The condensed consolidated unaudited financial statements included herein have been prepared by Transfer Technology International Corporation (the “Company”), formerly Inverted Paradigms Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Note 2 - Basis of Presentation - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,111,021 as of March 31, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

 Fair Value of Financial Instruments

The carrying amount of cash, accounts payable, and other current liabilities approximate fair value because of the short maturity of those instruments.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:
	March 31,	March 31,
	2010	2009
NET LOSS	$(326,788)	$(1,050,147)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	31,162,453	23,369,789

For the three months ended March 31, 2010 and 2009 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 7,602,038 warrants at March 31, 2010 and 11,428,076 warrants at March 31, 2009.

Note 4 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending March 31, 2011 and 2012. The total expected lease payments through March 31, 2011 is $17,595 and for the eleven months ended February 28, 2012 is  $16,129 for the total of $33,724.

The Company also leases 600 square feet of office space for its termite control operation. Lease payments are $1,500 per month. The lease is on a month to month basis.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 5 – Convertible Notes and Notes Payable
Various notes are in default and continue to accrue interest.  The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2010. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

	March 31, 2010	December 31, 2009
Various unsecured convertible note payables, with varying interest rates between 10% - 13%, due on demand and in default.	$789,167	$789,167

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	179,975	-

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010.	80,000	80,000

	$1,049,142	$869,167

Note 6 – Related Party Loans

	March 31, 2010	December 31, 2009

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is June 2010 at which time all principal and interest are due	-	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is June 2010 at which time all principal and interest are due.	-	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	1,200	1,200

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	4,000	4,000

March 2010 – Unsecured Promissory note payable for $ 1,100, bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	1,100	-

March 2010 – Unsecured Promissory note payable for $ 2,500, bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	2,500	-

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 2010 at which time all principal and interest are due.	30,000	-

Total Related Party Loans	$88,800	$75,200

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 7 – Contingent Liabilities

Settlement with Gary Harrison

In the first quarter of 2009 a dispute arose with Gary Harrison regarding his consulting responsibilities with the Company.  In the final settlement, the Company agreed to pay Mr. Harrison $67,857 together with interest that accrues at 8% per annum.  The payment came due on January 25, 2010.  The Company was unable to make the payment and the parties agreed upon a six month extension of the payment due date to July 25, 2010.  The Company was unable to make payment on July 25, 2010.  Management intends to propose a further extension of the due date.  This amount has been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-Q was filed, the Company owes $10,000 under the stay agreement of which only $1,700 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to  pay $10,000 on June 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  This judgment has not been paid and remains outstanding.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 7 – Contingent Liabilities (CONTINUED)

Purchase of Company Shares

Beginning in 2008 and from time to time, the Company became aware of certain shareholders who wanted to sell their stock.  Rather than have large sales in the market that could put downward pressure on the market price, the board of directors approved a plan whereby the Company could purchase those shares if it determined to do so.  The plan also allowed the Company to purchase its own shares in the open market.    The Company issued a press release on October 2, 2008, discussing the plan and its intent to purchase its own stock from time to time.  There were 20 non-market purchases of 1,725,351 common shares in the aggregate at a combined cost of $288,552 in 2008 through 2009.

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

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly and will defend any legal action if it is brought.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of March 31, 2010 and December 31, 2009, in the accompanying Condensed Consolidated Balance Sheet.

Claims by two additional Shareholders

The Company was contacted by an attorney representing two of the Company’s investors on April 30, 2010.  The attorney demanded the investments in the Company by the investors totaling $262,000 plus interest be paid by the Company immediately.  The $262,000 in investments was comprised of $160,000 in purchases of stock and/or warrants to purchase stock and $102,000 in convertible notes.  The attorney maintains the investors were not given all of their rights at the time of the investments.  The Company adamantly denies any such claims but is nevertheless under the burden of settling the dispute or potentially defending litigation that may be brought by the investors.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 7 – Contingent Liabilities (CONTINUED)

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  Management is seeking a solution to this dispute.  Other than filing the suit, Mrs. Wisniewski has yet to take further action with the court.

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  To date, no legal action has been taken by Mr. Buckley against the Company.

In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000.  Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest.  The Company is not in a position to make payment.  To date, no legal action has been taken by Mr. Fiorica against the Company.

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

There was no provision for income tax for the three months ended March 31, 2010 and 2009. At March 31, 2010 and 2009 the Company had an accumulated deficit approximating $47,111,021 and $46,784,233.

The Company has recorded full valuation allowance on its deferred tax assets as of March 31, 2010 and December 31, 2009. These assets were primarily derived from net operating losses, which the Company will more than likely than not be able to utilize.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of March 31, 2010 and December 31, 2009. The Company had 30,911,286 and 30,136,286 shares of common stock issued and 30,642,975 and 29,867,975 outstanding as of March 31, 2010 and December 31, 2009 respectively. The Company held 268,311 shares of common stock in treasury at March 31, 2010 and December 31, 2009 respectively. The par value of the shares was $.001 per share.

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

2010

During the quarter ended March 31, 2010, the Company issued 350,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.03 per share.

During the quarter ended March 31, 2010, the Company issued 170,000 shares of common stock for directors compensation. The common stocks were issued at a price of $.03 per share.

During the quarter ended March 31, 2010, the Company issued 50,000 shares of common stock for employees compensation. The common stocks were issued at a price of $.03 per share.

During the quarter ended March 31, 2010, the Company issued 635,000 shares of common stock for consultants compensation. The common stocks were issued at a price of $.03 per share.

During the quarter ended March 31, 2010, the Company was returned and cancelled 430,000 shares of common stock issued in 2009 for consultants compensation.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 9 – Stockholders’ Deficit (CONTINUED)

The following table summarizes our warrants as of March 31, 2010:

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2008	Class A warrants	5,529,038	1.25	Various 2010

2009	Class A warrants	386,500	(A)	Various 2010
2009	Class B warrants	386,500	(B)	Various 2011
		773,000

2010	Class A warrants	1,250,000	0.02	April 1, 2012

Total warrants outstanding		7,602,038

(A) 5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is lower, with a floor of $0.20.

(B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is lower, with a floor of $0.75.

The following table summarizes our warrants as of December 31, 2009:

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2008	Class A warrants	5,529,038	1.25	Various 2009
2008	Class B warrants	5,529,038	1.25	Various 2010
		11,058,076

2009	Class A warrants	386,500	(A)	Various 2010
2009	Class B warrants	386,500	(B)	Various 2011
		773,000

Total warrants outstanding		11,881,076

(A) 5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is lower, with a floor of $0.20.

(B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is lower, with a floor of $0.75.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Note 10 - Subsequent Events

On July 8, 2010, the Company issued 2,430,000 Rule 144 restricted shares of common stock to a total of 14 persons and/or entities.  The shares were issued as compensation, to employees and directors in exchange for services rendered to the Company, and to investors in exchange for investment proceeds and to vendors for payment .  The valuation of the consideration received by the Company ranged from par value of $0.001 to $0.02 per share depending upon the transaction.

On or about September 3, 2010, the Company issued 7,100,000 Rule 144 restricted shares of common stock of the Company to a total of 5 persons and/or entities.  The shares were issued as compensation to consultants in exchange for services rendered to the Company and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from $0.01 to $0.02 per share depending upon the transaction.

On or about September 3, 2010, the Company converted debt totaling $673,636 into 5,389,090 shares of common stock.  The debt was held by 31 convertible note holders.  The debt was converted at the rate of $0.125 per share.   The convertible notes originally established a conversion price of $0.25 per share.  On August 26, 2010, the board of directors repriced the conversion rate to $0.125 per share given the depressed value of the Company’s stock.

See Note 7 for a discussion of subsequent events regarding contingent liabilities that have occurred since March 31, 2010.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Due to insufficient progress in prior business operations, approximately three years ago the Company liquidated its business assets and launched a new business plan. It hired a new CEO with experience in its new direction. The industry in which the Company is now engaged is described by the Company as technology transfer. The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.

The Company commercializes new or underused technologies through the acquisition of licenses and through the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration.  During the first quarter of 2008, the Company acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year.  The Company is now working toward commercializing these acquired technologies.  No revenues have been derived from these patents in 2009 or 2010.  As such, they have been impaired and have no carrying value as of March 31, 2010 and December 31, 2009 in the accompanying condensed consolidated financial statements.

In 2008, the Company also acquired the rights to be a reseller of certain organic products that enhance soil hydration and farm production.  During the three months ended March 31, 2009, the Company recognized $38,629 in revenues from sales of these products.  Later in 2009, the supplier of the organic products reorganized its distribution structure and the Company could not negotiate a contract with the supplier that was acceptable to the Company for ongoing sales.  Accordingly, the Company no longer sells these products and during the three months ended March 31, 2010, recognized $0 in revenue from this activity.

In June, 2009, we were introduced to a new organic product call Xt2000 Orange Oil used for termite eradication.  After becoming familiar with the product, management decided to add Xt2000 Orange Oil to its organic product line and to market the oil in the State of Florida.  In November, 2009, we went further into this market and formed a new subsidiary called Xterminate, Inc., a Florida corporation, which would take us directly into the eco-friendly pest control business of applying the oil for termite control purposes.  On March 1, 2010, we opened a freestanding, full service pest control operation at 5501 54th Ave. N., St. Petersburg, Florida.  By the end of March, 2010, we had generated gross profit of $2,290 from this activity.

Capital Resources

For the past three years, business operations have been funded by the sale of equity capital, convertible notes, promissory notes, and, to a small extent, revenues.  Even though management believes operating revenues may increase soon through the commercialization of acquired technologies and other business operations, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock and convertible notes.  Other sources of capital to the Company include bridge financings from shareholders or from persons close to the Company.

Three month periods ended March 31, 2010 and  2009

Operating expenses for the three month periods ended March 31, 2010 and 2009, totaled $175,640 and $750,709 respectively.  The decrease of $575,069 or 77% was a result of the Company scaling back its spending in pursuing its business operations.  Because of an increase in difficulty raising operating capital, the Company was not able to develop the commercialization of its products as aggressively in the first quarter of 2010 as it had in the first quarter of 2009.  As mentioned earlier, gross profit for the three month periods ended March 31, 2010 and 2009, totaled $2,290 and $38,629 respectively.  This decrease was a result of the Company losing its organic soil enhancement product line.

Management continues to reduce cash expenditures through reduced operating activity due to cash constraints.  Cash needs in the future will be met in the near term through the sale of equity capital and convertible debt issuances.

Liquidity

For the past three years, the Company funded its business operations through the sale of convertible notes and equity capital.  Since the spring and summer of 2009, it has been more difficult than it had been before to raise operating capital in this manner and for approximately the last nine months, the Company has not been able to raise sufficient capital to pay its obligations in a timely manner.  On September 3, 2010, the Company had cash assets of approximately $9,900.  Nevertheless, the Company has persevered in its efforts to raise money to continue the operations of the Company and is meeting with some success.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,111,021 as of March 31, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our current plans for addressing liquidity concerns is to continue raising money through the sale of equity capital and to generate revenue through marketing our pest control products.  We believe these sources of revenue will be sufficient to fund our business operations until such time as revenue from the sale of other technologies and products becomes available to us in late 2010.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, as of the date of the filing of this report, management is in the process of making changes in our internal controls over financial reporting with the intent that disclosure controls and procedures will be effective in the future.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7 to Financial Statements.

Item 1A.	Risk Factors.

Not Required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended March 31, 2010, other than sales previously reported on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transfer Technology International Corp.

By:  /s/ Chris Trina
        Chris Trina
        Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

 Date:  September 16, 2010