Form 10-Q
period 2010-06-30
Transfer Technology International Corp.
filed 2010-09-16
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
or

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

FINANCIAL STATEMENTS:
Page
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 through 15

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$742	$641
Other assets	2,191	2,191
	2,933	2,832
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,613 and $1,209 respectively	1,207	1,610

TOTAL ASSETS	$4,140	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$126,803	$143,267
Accrued expenses	789,279	586,872
Convertible notes and notes payable	1,093,142	869,167
Settlement liabilities	410,107	266,857
Related party loans	78,500	75,200
Total current liabilities	2,497,831	1,941,363

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009
and 30,911,286 and 30,136,286 shares issued and 30,642,975 and 29,867,975 outstanding
at June 30, 2010 and December 31, 2009 respectively	30,911	30,136
Additional paid-in capital	44,829,223	44,868,348
Less: Cost of treasury stock, 268,311 shares at June 30, 2010
and December 31, 2009 respectively, at cost	(51,172)	(51,172)
Accumulated deficit	(47,302,653)	(46,784,233)
Total stockholders' deficit	(2,493,691)	(1,936,921)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,140	$4,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

REVENUES
Net sales	$27,342	$82,977	$23,676	$44,348
Cost of sales	12,658	-	11,282	-
Gross Profit	14,684	82,977	12,394	44,348

COSTS AND EXPENSES
Selling, general and administrative	306,162	1,668,340	130,522	961,598
Reserve for doubtful account	-	20,000	-	-
Total costs and expenses	306,162	1,688,340	130,522	961,598

LOSS BEFORE OTHER INCOME (LOSS)	(291,478)	(1,605,363)	(118,128)	(917,250)

OTHER INCOME (LOSS)
Interest expense	(81,942)	(86,105)	(48,504)	(26,927)
Legal settlement	(145,000)	(302,857)	(25,000)	-
Other	-	(52,578)	-	(52,578)

Total other income (loss)	(226,942)	(441,540)	(73,504)	(79,505)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(518,420)	(2,046,903)	(191,632)	(996,755)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(518,420)	$(2,046,903)	$(191,632)	$(996,755)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.08)	$(0.01)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	31,036,176	25,250,595	30,911,286	27,062,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(518,420)	(2,046,903)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	404	404
Accreation of debt discount	10,000	-
Stock issued to executives for compensation	10,500	675,541
Stock issued to directors for services net	5,100	7,200
Stock issued (Cancellation) to venders and consultants for compenstation - net	(55,450)	244,652
Stock issued to employee for services net	1,500	-
Stock issued to shareholders as inducement for lock up agreement	-	52,578
Interest resulting from beneficial conversion feature of notes payable	-	24,417

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	-	20,000
Increase (Decrease) accounts payable	(16,465)	2,895
Increase in liability for stock to be issued	-	31,985
Increase in settlement liability	143,250	266,857
Increase in accrued expenses	202,407	42,362

Net cash (used in) operating activities	(217,174)	(698,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	-	45,000
Proceeds of treasury stock	-	(16,556)
Proceeds from convertible notes payable	213,975	454,500
Proceeds from promissory notes	-	50,000
Proceeds from bridge loan	-	30,000
Proceeds from related party loan, net	3,300	-

Net cash provided by financing activities	217,275	562,944

NET INCREASE (DECREASE) IN CASH	101	(135,068)

CASH - BEGINNING OF PERIOD	641	144,641

CASH - END OF PERIOD	$742	$9,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid during the Year:
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Note 2 - Basis of Presentation - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,302,653 as of June 30, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:
	June 30,	June 30,
	2010	2009
NET LOSS	$(518,420)	$(2,046,903)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	31,036,176	25,250,595

For the six months ended June 30, 2010 and 2009 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 6,600,538 warrants at June 30, 2010 and 10,466,076 warrants at June 30, 2009.

Note 4 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending June 30, 2011. The total expected lease payments through June 30, 2011 is $17,595 and for the eight months ended February 28, 2012 is  $11,730 for the total of $29,325.

The Company also leases 600 square feet of office space for its termite control operation. Lease payments are $1,500 per month. The lease is on a month to month basis.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

	June 30, 2010	December 31, 2009
Various unsecured convertible note payables, with varying interest rates between 10% - 13%, due on demand and in default.	$819,167	$789,167

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	223,975	-

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due in October 2010.	50,000	80,000

Total Convertible Notes and Notes Payable	$1,093,142	$869,167

Note 6 – Related Party Loans
	June 30, 2010	December 31, 2009

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	-	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	-	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	-	1,200

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	-	4,000

March 2010 – Unsecured Promissory note payable for $ 2,500, bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	500	-

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	28,000	-

Total Related Party Loans	$78,500	$75,200

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly and will defend any legal action if it is brought.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of June 30, 2010 and December 31, 2009, in the accompanying Condensed Consolidated Balance Sheet.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

There was no provision for income tax for the six months ended June 30, 2010 and 2009. At June 30, 2010 and 2009 the Company had an accumulated deficit approximating $47,302,653 and $46,784,233.

The Company has recorded full valuation allowance on its deferred tax assets as of June 30, 2010 and December 31, 2009. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of June 30, 2010 and December 31, 2009. The Company had 30,911,286 and 30,136,286 shares of common stock issued and 30,642,975 and 29,867,975 outstanding as of June 30, 2010 and December 31, 2009 respectively. The Company held 268,311 shares of common stock in treasury at June 30, 2010 and December 31, 2009 respectively. The par value of the shares was $.001 per share.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Note 9 – Stockholders’ Deficit (CONTINUED)

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

There were no transactions of the common stock during the quarter ended June 30, 2010.

The following table summarizes our warrants as of June 30, 2010:

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2004	Notes payable warrants	50,000	0.92	None

2008	Class A warrants	4,914,038	1.25	Various 2010

2009	Class B warrants	386,500	(B)	Various 2011

2010	Class A warrants	1,250,000	0.02	April 1, 2012

Total warrants outstanding		6,600,538

 (B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is lower, with a floor of $0.75.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

See Note 7 for a discussion of subsequent events regarding contingent liabilities that have occurred since June 30, 2010.

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

The Company commercializes new or underused technologies through the acquisition of licenses and through the design of effective commercialization strategies in conjunction with business partners who can facilitate market penetration.  During the first quarter of 2008, the Company acquired patents relating to two technologies. The first is a patented process for preventing flash rust on low carbon steel. The second patent is for a product that protects citrus groves from citrus canker, a disease that causes millions of dollars of crop damage each year.  The Company is now working toward commercializing these acquired technologies.  No revenues have been derived from these patents in 2009 or 2010.  As such, they have been impaired and have no carrying value as of June 30, 2010 and December 31, 2009 in the accompanying condensed consolidated financial statements.

In 2008, the Company also acquired the rights to be a reseller of certain organic products that enhance soil hydration and farm production.  During the six months ended June 30, 2009, the Company recognized $82,977 in revenues from sales of these products.  Later in 2009, the supplier of the organic products reorganized its distribution structure and the Company could not negotiate a contract with the supplier that was acceptable to the Company for ongoing sales.  Accordingly, the Company no longer sells these products and during the six months ended June 30, 2010, recognized $0 in revenue from this activity.

In June, 2009, we were introduced to a new organic product call Xt2000 Orange Oil used for termite eradication.  After becoming familiar with the product, management decided to add Xt2000 Orange Oil to its organic product line and to market the oil in the State of Florida.  In November, 2009, we went further into this market and formed a new subsidiary called Xterminate, Inc., a Florida corporation, which would take us directly into the eco-friendly pest control business of applying the oil for termite control purposes.  On March 1, 2010, we opened a freestanding, full service pest control operation at 5501 54th Ave. N., St. Petersburg, Florida.  By June 30, 2010, we had generated gross profit of $14,684 from this activity.

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

Six month periods ended June 30, 2010 and  2009

Operating expenses for the six month periods ended June 30, 2010 and 2009, totaled $306,162 and $1,688,340 respectively.  The decrease of $1,382,178 or 82% was a result of the Company scaling back its spending in pursuing its business operations.  Because of an increase in difficulty raising operating capital, the Company was not able to develop the commercialization of its products as aggressively in the first six months of 2010 as it had in the first six months of 2009.  As mentioned earlier, gross profit for the six month periods ended June 30, 2010 and 2009, totaled $14,684 and $82,977 respectively.  This decrease was a result of the Company losing its organic soil enhancement product line.

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

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,302,653 as of June 30, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no unregistered sales of equity securities during the quarter ended June 30, 2010, other than sales previously reported on Form 8-K.

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