Form 10-Q
period 2010-09-30
Transfer Technology International Corp.
filed 2010-12-22
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

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

The registrant has 111,910,376 shares of common stock outstanding at December 21, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

Page
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 through 14

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	September 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$6,010	$641
Other assets	2,191	2,191
	8,201	2,832
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,814 and $1,209 respectively	1,005	1,610

TOTAL ASSETS	$9,206	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$133,860	$143,267
Accrued expenses	786,605	586,872
Convertible notes and notes payable	469,975	869,167
Settlement liabilities	492,757	266,857
Related party loans	78,500	75,200
Total current liabilities	1,961,697	1,941,363

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009
and 51,160,376 and 30,136,286 shares issued and 50,892,065 and 29,867,975 outstanding
at September 30, 2010 and December 31, 2009 respectively	51,160	30,136
Additional paid-in capital	45,769,394	44,868,348
Less: Cost of treasury stock, 268,311 shares at September 30, 2010
and December 31, 2009 respectively, at cost	(51,172)	(51,172)
Accumulated deficit	(47,721,873)	(46,784,233)
Total stockholders' deficit	(1,952,491)	(1,936,921)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,206	$4,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

REVENUES
Net sales	$62,557	$84,407	$35,215	$1,430
Cost of sales	50,412	-	37,755	-
Gross Profit (Loss)	12,145	84,407	(2,540)	1,430

COSTS AND EXPENSES
Selling, general and administrative	553,843	2,302,751	247,680	634,411
Reserve for doubtful account	-	20,000	-	-
Total costs and expenses	553,843	2,322,751	247,680	634,411

LOSS BEFORE OTHER INCOME (LOSS)	(541,698)	(2,238,344)	(250,220)	(632,981)

OTHER INCOME (LOSS)
Interest expense	(115,492)	(111,936)	(33,550)	(25,831)
Legal settlement	(230,450)	(302,857)	(85,450)	-
Debt inducement expense	(50,000)	(52,578)	(50,000)	-

Total other income (loss)	(395,942)	(467,371)	(169,000)	(25,831)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(937,640)	(2,705,715)	(419,220)	(658,812)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(937,640)	$(2,705,715)	$(419,220)	$(658,812)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.10)	$(0.01)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	33,314,835	26,296,434	38,325,722	28,717,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(937,640)	(2,705,715)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	605	605
Accreation of debt discount	13,333	-
Stock issued to executives for compensation	60,500	843,541
Stock issued to directors for services net	7,850	-
Stock issued (Cancellation) to venders and consultants for compenstation	5,450	472,652
Stock issued to employee for services net	2,750	21,200
Stock issued to shareholders as inducement for lock up agreement	-	52,578
Interest resulting from beneficial conversion feature of notes payable	-	(293,533)
Debt inducement expense	50,000	-

Changes in Certain Assets and Liabilities
(Increase) in accounts receivable - other	-	(20,000)
Increase in reserve for doubtful accounts receivable - other	-	20,000
Increase (Decrease) accounts payable	(9,407)	8,935
Increase in liability for stock to be issued	-	(3,015)
Increase in settlement liability	318,753	266,857
Increase in accrued expenses	225,900	378,986

Net cash (used in) operating activities	(261,906)	(956,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing restricted stock and stock to be issued	-	80,000
Proceeds of treasury stock	-	(16,549)
Proceeds from convertible notes payable	179,975	652,500
Proceeds from promissory notes	-	70,000
Proceeds from bridge loan	-	30,000
Proceeds from sale of stock for cash	84,000	-
Proceeds from related party loan, net	3,300	-

Net cash provided by financing activities	267,275	815,951

NET INCREASE (DECREASE) IN CASH	5,369	(140,958)

CASH - BEGINNING OF PERIOD	641	144,641

CASH - END OF PERIOD	$6,010	$3,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the Year:
Interest Expense	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for conversion of notes payable and accrued interest	$711,520	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Note 2 - Basis of Presentation – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,721,873 as of September 30, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 2 - Basis of Presentation – Going Concern (CONTINUED)

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 3 - Summary of Significant Accounting Policies (CONTINUED)

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2010	2009
NET LOSS	$(937,640)	$(2,705,715)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	33,314,835	26,296,434

For the nine months ended September 30, 2010 and 2009 warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.  There were 8,550,538 warrants at September 30, 2010 and 11,831,076 warrants at September 30, 2009.

Note 4 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending September 30, 2011. The total expected lease payments through September 30, 2011 is $17,595 and for the five months ended February 28, 2012 is  $7,331 for the total of $24,926.

The Company also leases 600 square feet of office space for its termite control operation. Lease payments are $1,500 per month. The lease is on a month to month basis.

Note 5 – Convertible Notes and Notes Payable

Various notes are in default and continue to accrue interest.  The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2010 and 2011. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

	September 30, 2010	December 31, 2009
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$210,000	$789,167

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	179,975	-

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010.	80,000	80,000

Total Convertible Notes and Notes Payable	$469,975	$869,167

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

 Note 5 – Convertible Notes and Notes Payable  (CONTINUED)

During the quarter ended September 30, 2010, the Company converted debt totaling $711,136, which included approximately $118,000 of accrued interest into 5,389,090 shares of common stock.  The debt was held by 31 convertible note holders.  The debt was converted at the rate of $0.13 per share.   The convertible notes originally established a conversion price of $0.25 per share.  On August 26, 2010, the board of directors repriced the conversion rate to $0.13 per share given the depressed value of the Company’s stock. In accordance with generally accepted accounted principles, the Company recognized approximately $50,000 of debt inducement expense in connection with this transaction.

Note 6 – Related Party Loans

	September 30, 2010	December 31, 2009

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	-	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	-	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	-	1,200

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	-	4,000

March 2010 – Unsecured Promissory note payable for $ 2,500, bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	500	-

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	28,000	-

Total Related Party Loans	$78,500	$75,200

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 7 – Contingent Liabilities

Lawsuit by Gary Harrison

In the first quarter of 2009 a dispute arose with Gary Harrison regarding his consulting responsibilities with the Company.  In a settlement of the matter, the Company agreed to pay Mr. Harrison $67,857 together with interest that accrues at 8% per annum.  The payment came due on January 25, 2010.  The Company was unable to make the payment and the parties agreed upon a six month extension of the payment due date to July 25, 2010.  The Company was unable to make payment on July 25, 2010.  This amount has been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  As of the date of this filing, Mr. Harrison has not filed further proceedings against the Company for the purpose of obtaining a default judgment in connection with his lawsuit.

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-Q was filed, $15,000 has come due pursuant to the stay agreement of which only $4,500 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.  Mrs. Simmons recently passed away and the Company is now dealing with her estate.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to  pay $10,000 on September 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  The parties continue to discuss settlement.  The Company hopes to be able to settle this matter for an initial payment of $10,000 and follow up payments totaling an additional $15,000.  Until the Company has capital of $10,000 for the initial payment the judgment will remain outstanding.  The Company has accrued an additional $25,000 to reflect the additional liability to the Company as a result of the default judgment.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 7 – Contingent Liabilities (CONTINUED)

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

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly and will defend any legal action if it is brought.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of September 30, 2010 and December 31, 2009, in the accompanying Condensed Consolidated Balance Sheet.

Claims by two additional Shareholders

The Company was contacted by an attorney representing two of the Company’s investors on April 30, 2010.  The attorney demanded the investments in the Company by the investors totaling $262,000 plus interest be paid by the Company immediately.  The $262,000 in investments was comprised of $160,000 in purchases of stock and/or warrants to purchase stock and $102,000 in convertible notes.  The attorney maintains the investors were not given all of their rights at the time of the investments.  The Company adamantly denies any such claims but is nevertheless under the burden of settling the dispute or potentially defending litigation that may be brought by the investors.  However, due to the remote nature of the claims and the length of time since the Company was contacted by the investors’ legal counsel, the Company has not accrued for potential liability in its financial statements for these claims.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 7 – Contingent Liabilities (CONTINUED)

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and Mrs. Wisniewski has been awarded a default judgment by the court.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  An agreement has been reached whereby Mr. Buckley will delay collection of his note in exchange for a perfected security interest in favor of Mr. Buckley in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company.

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

There was no provision for income tax for the nine months ended September 30, 2010 and 2009. At September 30, 2010 and 2009 the Company had an accumulated deficit approximating $47,721,873 and $46,694,540.

The Company has recorded full valuation allowance on its deferred tax assets as of September 30, 2010 and December 31, 2009. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 9 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of September 30, 2010 and December 31, 2009. The Company had 51,160,376 and 30,136,286 shares of common stock issued and 50,892,065 and 29,867,975 outstanding as of September 30, 2010 and December 31, 2009 respectively. The Company held 268,311 shares of common stock in treasury at September 30, 2010 and December 31, 2009 respectively. The par value of the shares was $.001 per share.

2010

During the quarter ended September 30, 2010, the Company issued 6,700,000 shares for cash of $84,000.

During the quarter ended September 30, 2010, the Company issued 5,389,000 shares to convert debt.

During the quarter ended September 30, 2010, the Company issued 275,000 shares of common stock for directors compensation. The common stocks were issued at a price of $.01 per share.

During the quarter ended September 30, 2010, the Company issued 125,000 shares of common stock for employees compensation. The common stocks were issued at a price of $.01 per share.

During the quarter ended September 30, 2010, the Company issued 4,430,000 shares of common stock for consultants compensation. The common stocks were issued at a price of $.01 per share.

During the quarter ended September 30, 2010, the Company issued an additional 830,000 shares of common stock for consultants compensation. The common stocks were issued at a price of $.02 per share.

During the quarter ended September 30, 2010, the Company issued 2,500,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.02 per share.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Note 10 - Subsequent Events

During the fourth fiscal quarter of 2010, the Company issued 750,000 shares of common stock to Mr. Thomas Collins.  The shares were issued in exchange for Mr. Collins entering into a consulting agreement with the Company.  Under the consulting agreement Mr. Collins was to provide business development services related in part to representing the Company at an organic products symposium and social media networking develpment.

On or about December 10, 2010, the Company issued an aggregate of 50,000,000 Rule 144 restricted shares of common stock of the Company to a total of 16 persons and/or entities.  The shares were issued in exchange for the conversion of third party acquired debt at the stock’s par value which is $0.001 per share.  The Company also issued 10,000,000 to an investor in exchange for investment proceeds paid into the Company.  The 10,000,000 shares were sold at the stock’s par value.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  These share recipients are closely related to and well known by the Company.

 In December, 2010, the Company issued 750,000 shares of common stock to a new vice president of the  Company to be over business development.  The shares were issued in exchange for the new vice presidents entering into an employment agreement with the Company.

In December, 2010, the Company put in place its 2010 Stock Option Plan whereby the CEO of the Company can issue options to purchase up to 15,000,000 common shares of the Company.  The options can be issued to employees and consultants of the Company for incentive and compensatory purposes.  The Company intends on registering the Plan on Form S-8 with the Securities and Exchange Commission.  Upon registration, the common shares underlying options will be free trading upon issuance.

In December, 2010, the Company issued a one-year promissory note to a Mr. Michael Bloxum in the face amount of $30,000.  The Note accrues interest at the rate of 13% per annum.  The Company also issued a promissory note to a third party in the face amount of $30,000.  The third party is engaged in a transaction involving the company’s stock which cannot be completed until the Company files its quarterly report on Form 10-Q for the quarter ended September 30, 2010.  The third party advanced $30,000 to the Company so the quarterly report could be completed and filed.  Upon successful completion of the third party stock transaction, the note to the third party will be deemed paid and the $30,000 owed to Mr. Bloxum will represent the $30,000 received by the Company to complete its quarterly report.

See Note 7 for a discussion of subsequent events regarding contingent liabilities that have occurred since September 30, 2010.

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

In 2008, the Company also acquired the rights to be a reseller of certain organic products that enhance soil hydration and farm production.  During the nine months ended September 30, 2009, the Company recognized $84,407 in revenues from sales of these products.  Later in 2009, the supplier of the organic products reorganized its distribution structure and the Company could not negotiate a contract with the supplier that was acceptable to the Company for ongoing sales.  Accordingly, the Company no longer sells these products and during the nine months ended September 30, 2010, recognized $0 in revenue from this activity.

In June, 2009, we were introduced to a new organic product call Xt2000 Orange Oil used for termite eradication.  After becoming familiar with the product, management decided to add Xt2000 Orange Oil to its organic product line and to market the oil in the State of Florida.  In November, 2009, we went further into this market and formed a new subsidiary called Xterminate, Inc., a Florida corporation, which would take us directly into the eco-friendly pest control business of applying the oil for termite control purposes.  On March 1, 2010, we opened a freestanding, full service pest control operation at 5501 54th Ave. N., St. Petersburg, Florida.  By September 30, 2010, we had generated gross profit of $12,145 from this activity.

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

Nine  month periods ended September 30, 2010 and  2009

Operating expenses for the nine month periods ended September 30, 2010 and 2009, totaled $553,843 and $2,322,751 respectively.  The decrease of $1,768,908 or 76% was a result of the Company scaling back its spending in pursuing its business operations.  Because of an increase in difficulty raising operating capital, the Company was not able to develop the commercialization of its products as aggressively in the first nine months of 2010 as it had in the first nine months of 2009.  Gross profit for the nine month periods ended September 30, 2010 and 2009, totaled $12,145 and $84,407 respectively.  This decrease was a result of the Company losing its organic soil enhancement product line.

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

Liquidity

For the past three years, the Company funded its business operations through the sale of convertible notes and equity capital.  Since the spring and summer of 2009, it has been more difficult than it had been before to raise operating capital in this manner and for approximately the last twelve months, the Company has not been able to raise sufficient capital to pay its obligations in a timely manner.  On November 22, 2010, the Company had cash assets of $1,280.  Nevertheless, the Company has persevered in its efforts to raise money to continue the operations of the Company and is meeting with some success.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,721,873 as of September 30, 2010 and $46,784,233 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our current plans for addressing liquidity concerns is to continue raising money through the sale of equity capital and to generate revenue through marketing our pest control products.  We believe these sources of revenue will be sufficient to fund our business operations until such time as revenue from the sale of other technologies and products becomes available to us.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no unregistered sales of equity securities during the quarter ended September 30, 2010, other than sales previously reported on Form 8-K.

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

 Date:  December 22, 2010