Form 10-K
period 2010-12-31
Transfer Technology International Corp.
filed 2011-04-15
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2010

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

Commission File No. 000-27131

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
 (Exact name of Registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL	33544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (813) 388-6891

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐ Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 is $231,430.

The number of shares of the issuer’s Common Stock outstanding as of April 13, 2011 is 116,163,748.

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

In September, 2007, it was determined to focus business interests on researching, developing and commercializing innovative, leading-edge technologies.  On September 7, 2007, Mr. Chris Trina was hired to be our CEO to pursue this business direction.  Our name would eventually be changed to Transfer Technology International Corp. (“TTIN”) to reflect this business direction.

Transfer Technology

TTIN’s goal is to build an intellectual properties portfolio and develop commercialization strategies that will lay the groundwork for the company’s future growth. To execute this business plan, the company plans to: (1) identify, evaluate and acquire promising technologies; (2) assess the potential market for each technology and recruit likely business partners; and (3) capitalize on the technology potential through commercialization.

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

Flash Off rust preventative targets corrosion market

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

Our Canker Kill product contains the active ingredient d-limonene which is required to be registered for use with the United States Environmental Protection Agency (the “EPA”).  D-limonene is already registered for a use different from ours under the herbicide label, EPA Reg No. 82052-4; 55% d-limonene.  In January, 2009, the EPA led us to believe that because of the existing registration, a simple label review is all that would be required for our use of the product.  To that end we named our application of d-limonene EcoAvenger Citrus Canker Control and submitted it for approval expecting a four month turn around.  However, subsequent to our submission, the EPA shifted its position and insisted that it would classify our regulatory request under PRIA 2 as a new use, requiring a 15 month or longer time for review.  The new additional use registration (R230) application was submitted in July, 2009, and was issued a PRIA 2 date of November 3, 2010.  However, as of the date of this filing we have not received approval of our conditional use label and remain subject to the EPA’s time table.

Other Technologies and Operations

Organic Products International

The Company has begun the development of a subsidiary corporation called Organic Products International which markets organic products. We are under contract with Cutting Edge Formulations in distributing their products; Avenger Organics De-weeder, Bug and Insect killer, Bed Bug killer, kelp and granular fertilizers and nutrients.

Xt2000 Orange Oil and X-Terminate, Inc.

In about June, 2009, we were introduced to a new organic product call Xt2000 Orange Oil used for termite eradication.  After becoming familiar with the product, management decided to add Xt2000 Orange Oil to its organic product line and to market the oil to licensed pest control operators in the State of Florida.  In November, 2009, we went further into this market and formed a new subsidiary called Xterminate, Inc., a Florida corporation, which would take us directly into the eco-friendly pest control business of applying the oil for termite control purposes.  On March 1, 2010, we opened a freestanding, full service pest control operation at 5501 54th Ave. N., St. Petersburg, Florida and have four technicians who work out of that office on an independent contractor basis.  All technicians together and the subsidiary itself are licensed as wood destroying organism ID card badge holders with the state of Florida.  The termite swarming season in Florida runs from May to September and represents the months of our greatest opportunity.

In 2010 the Company generated total revenues of $69,760.  The majority of this revenue came from providing pest control services to the public.  The balance came from the direct sale of our organic products.

Growth outlook

The company hopes to raise $1 million in the next 12 months for the purpose of sustaining the business operations of the Company and commercializing technologies owned by the Company.  This capital will be augmented by revenues from our pest control services operation and organic products sales operation.

Scientific Advisory Board

Mr. Trina has assembled a Scientific Advisory Board for evaluating new technologies. TTIN’s expert advisors include: Dr. Sandy W. Shultz MD, Chief of Radiology at the Lower Keys Regional Medical Center in Key West Florida and Dr. David Silver.

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

TTIN is a technology transfer company focused on researching, developing and commercializing innovative, leading-edge technologies.  The company identifies and acquires promising technologies, knowledge and/or capabilities developed by academia, governmental research or private enterprises, with plans to utilize these technologies to address unmet needs in the public and private sector through commercialization.  It should be noted that even though the Company has to date acquired the rights to two such technologies, it has yet to successfully launch the commercialization of a technology.

Employees

At the present time TTIN has three full time employees and three part time employees.

Item 1A. Risk Factors

Not required

Item 1B. Unresolved Staff Comments

This section does not apply since the Company is not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 or a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.

Item 2. Properties

Our headquarters are based in our facility located at 2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL.  Our rent for this location is $535 per month.  Our pest control operation is located at 5501 54th Ave. N., St. Petersburg, Florida.  Our rent at that location is $1,500 per month.  Both leases are on a month to month basis.

Item 3. Legal Proceedings

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80.

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  TTIN also agreed to change the conversion terms of the note from $0.25 per share to $0.06 per share and to issue Simmons an additional 50,000 shares of stock for $50.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-K was filed, $25,000 has come due pursuant to the stay agreement of which only $12,800 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.  Mrs. Simmons recently passed away and the Company is now dealing with her estate.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to pay $10,000 on September 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  Brown and Goldfarb has agreed to not execute on their judgment if they receive payment of $25,000.  So far the Company has only been able to pay $5,000.  The Company has accrued $50,000 to reflect the liability to the Company as a result of the default judgment.

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and the Company’s default has been entered with the court but no default judgment has been entered.  Opposing counsel has agreed to not enter default judgment at this time but rather negotiate an agreement whereby the Company will pay the amounts owed.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol “TTIN.OB”.  The following table presents the range of high and low quotations during the past two years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending	High	Low
12/31/2010	$0.05	$0.01
9/30/2010	$0.03	$0.01
6/30/2010	$0.15	$0.01
3/31/2010	$0.06	$0.02
12/31/2009	$0.08	$0.01
9/30/2009	$0.05	$0.03
6/30/2009	$1.25	$0.05
3/31/2009	$0.35	$.10

On March 25, 2011, the last trade of our stock was at the price of $0.006 per share.

Holders of our common stock

As of March 25, 2011, we have 674 registered shareholders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Due to insufficient progress in prior business operations, approximately three and one- half years ago the Company liquidated its business assets and launched a new business plan.  Its business assets had been comprised of software known as Silent Sword which protected computers from viruses and spyware.  The Company had not been successful in marketing the software at levels sufficient to make further development of the software commercially viable.  At the time of transfer on October 4, 2007, the software was not being carried on the books of the Company.  The software was transferred in exchange for the acquirer’s agreement to invest $150,000 in the Company’s common stock.

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

In addition to the commercialization of our technologies, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services.  These two activities have created revenue streams for the Company, albeit in a minor way at this time.  Management believes, however, that these business activities have significant potential for the Company.  During the fiscal year ended December 31, 2009, the Company had top line revenues from business operations in the amount of $96,664.   During the fiscal year ended December 31, 2010, the Company had top-line revenues from business operations in the amount of $69,760.  The decrease was due to economic hardship in the overall economy.

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital.  During the fiscal year ended December 31, 2009, the Company realized net cash of $787,376 through financing activities and $352,467 during the fiscal year ended December 31, 2010.  Even though management believes operating revenues may be generated soon through the commercialization of acquired technologies and the sale of organic products and pest control services, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements.  Other sources of capital to the Company include bridge financings from shareholders.

Fiscal years ended December 31, 2009 and 2010

During the fiscal year ended December 31, 2009, the Company incurred $2,860,261 in general administrative expenses and a net loss of $2,424,399.  Of that amount, $1,401,673 was in the form of non-cash adjustments such as stock issued to directors and executive officers for services rendered and stock issued to vendors and consultants for compensation.  Changes in certain assets and liabilities such as accounts payable and accrued expenses were $91,672.  Accordingly, net cash used in operating activities was $931,055 for the year ended December 31, 2009.  The operations of the Company were sustained by proceeds from the sale of our common stock and proceeds from notes.

During the fiscal year ended December 31, 2010, the Company incurred $1,053,835 in general administrative expenses, down $1,806,426 from the prior year.  The net loss for the year was $1,532,141.  Due to lack of business revenue and the ability to raise money through the sale of equity capital, during 2010 the Company had to cut back business operations, lay off staff and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.  Of the expense amount, $383,373 was in the form of non-cash adjustments, and changes in certain assets and liabilities were $786,528.  Accordingly, net cash used in operating activities was $352,240.  Expenses were offset by top-line revenue of $69,760.  Revenues came from the sale of organic products and from the Company’s new termite control operation.

Management estimates cash expenditures in the future will total approximately $35,000 per month. Accordingly, going forward, the Company needs approximately $105,000 per quarter to stay solvent.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

During the fiscal years ended December 31, 2009 and 2010, the Company funded its business operations through the sale of convertible notes and equity capital.  During the spring and summer of 2009, it became more difficult than it had been in the past to raise operating capital in this manner as a result of the downturn in the nation’s capital markets generally.  In addition, as our stock price fell with the fall of the economy, it was more difficult to raise money through the sale of equity capital.  Nevertheless, the Company continues its efforts to raise money through the sale of convertible notes.

The Company had also anticipated that it would be generating revenue by mid 2010 through the commercialization of technologies currently owned or acquired by the Company, principally its Canker Kill product.  However, label delays for the Canker Kill product at the EPA has pushed back commercialization of this product approximately 18 months to the middle of 2011 or early 2012 and an inability to raise large amounts of capital has delayed our ability to acquire and commercialize other technologies.

Our current plans for addressing liquidity concerns is to continue raising money through the sale of convertible notes and to generate revenue through marketing our organic products and operating our termite eradication unit.  If we are not successful in raising sufficient capital and achieving sufficient operating revenues, the Company will cease to exist as a going concern.

CONTINGENT LIABILITIES

The following is a discussion of various circumstances that could become material liabilities for the Company.

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

Purchase of Company Shares

Beginning in 2008 and from time to time, the Company became aware of certain shareholders who wanted to sell their stock.  Rather than have large sales in the market that could put downward pressure on the market price, the board of directors approved a plan whereby the Company could purchase those shares if it determined to do so.  The plan also allowed the Company to purchase its own shares in the open market.    The Company issued a press release on October 2, 2008, discussing the plan and its intent to purchase its own stock from time to time.  There were 20 non-market purchases of 1,725,351 common shares in the aggregate at a combined cost of $288,552 in 2008 through 2009.  Upon purchase by the Company, the shares were cancelled.

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

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlements as of December 31, 2010 and December 31, 2009, in the accompanying Consolidated Balance Sheet.

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

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  An agreement has been reached whereby Mr. Buckley will delay collection of his note in exchange for a perfected security interest in favor of Mr. Buckley in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  The Company is currently attempting to make arrangements for a third party to purchase this debt from Mr. Buckley.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.

In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000.  Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest.  The Company is not in a position to make payment.  To date, no legal action has been taken by Mr. Fiorica against the Company.  The Company is currently making arrangements for a third party to purchase this debt from Mr. Buckley.

Note to John Cawood

Approximately ninety days ago, a note payable by the Company to Mr. John Cawood in the amount of $100,000 became due and payable.  At the present time the Company does not have means to repay the note.  The Company has not been contacted by Mr. Cawood or any party representing Mr. Cawood regarding this note.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

`

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Transfer Technology International Corporation
Wesley Chapel, Florida

We have audited the accompanying consolidated balance sheets of Transfer Technology International Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transfer Technology International Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2011

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
		(Restated)

CURRENT ASSETS
Cash	$1,189	$962
Other assets	2,191	2,191
	3,380	3,153
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,015 and $1,209, respectively	803	1,610

TOTAL ASSETS	$4,183	$4,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$56,769	$164,840
Accrued expenses	1,126,233	634,521
Derivative Liability	292,480	-
Convertible notes and notes payable	468,333	869,167
Related party loans	102,600	75,200
Total current liabilities	2,046,415	1,743,728

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009 and 116,163,748 and
29,706,287 outstanding at December 31, 2010 and 2009, respectively	116,164	29,706
Additional paid-in capital	45,775,161	44,632,745
Accumulated deficit	(47,933,557)	(46,401,416)
Total stockholders' deficit	(2,042,232)	(1,738,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,183	$4,763

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		(Restated)
REVENUES
Net sales	$69,760	$96,664
Cost of sales	51,202	1,638
Gross Profit (Loss)	18,558	95,026

COSTS AND EXPENSES
Selling, general and administrative	1,053,835	2,860,261
Total costs and expenses	1,053,835	2,860,261

LOSS BEFORE OTHER INCOME (LOSS)	(1,035,277)	(2,765,235)

OTHER INCOME (LOSS)

Interest expense	(438,486)	(104,684)
Change in Anti-Dilution Shares Payable	(58,378)	500,727
Other expense	-	(55,207)

Total other income (loss)	(496,864)	340,836

(LOSS) BEFORE PROVISON FOR INCOME TAX	(1,532,141)	(2,424,399)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(1,532,141)	$(2,424,399)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.09)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	42,038,284	27,178,009

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 20010 AND 2009

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, DECEMBER 31, 2008 (Restated)	22,798,024	$22,798	$43,276,777	$(43,977,017)	$(677,442)

Issuance of common stock for services	6,588,705	6,588	1,321,405		1,327,993

Issuance of common stock as inducement to lock up shares	262,890	263	54,944		55,207

Issuance of common stock for stock subscriptions	387,550	388	76,612		77,000

Stock buy back and cancellation	(330,882)	(331)	(96,993)		(97,324)

Net loss for the year ended December 31, 2009				(2,424,399)	(2,424,399)

BALANCE, DECEMBER 31, 2009 (Restated)	29,706,287	29,706	44,632,745	(46,401,416)	(1,738,965)

Issuance of common stock for services	12,818,371	12,819	288,415	-	301,234

Issuance of common stock for conversion of notes payable	5,689,090	5,689	705,747	-	711,436

Issuance of common stock for debt purchase	50,000,000	50,000	7,204	-	57,204

Issuance of common stock for cash	17,950,000	17,950	81,050	-	99,000

Beneficial conversion feature	-	-	10,000	-	10,000

Debt inducement expense	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2010				(1,532,141)	(1,532,141)

BALANCE, DECEMBER 31, 2010	116,163,748	$116,164	$45,775,161	$(47,933,557)	$(2,042,232)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,532,141)	$(2,424,399)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	806	806
Accretion of debt discount	31,333	6,667
Stock issued for services	301,234	1,327,993
Stock issued to shareholders as inducement for lock up agreement	-	55,207
Write off of impaired asset	-	11,000
Beneficial conversion feature	10,000
Debt inducement expense	50,000	-

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	(108,071)	51,343
Increase (Decrease) in stock payable	58,378	(500,727)
Increase in accrued expenses	836,221	541,055

Net cash (used in) operating activities	(352,240)	(931,055)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	27,400	75,200
Payments on officer loans	(15,200)	-
Proceeds from convertible and promissory notes payable	241,267	732,500
Proceeds from sale of stock for cash	99,000	77,000
Repurchase and cancellation of stock	-	(97,324)

Net cash provided by financing activities	352,467	787,376

NET INCREASE (DECREASE) IN CASH	227	(143,679)

CASH - BEGINNING OF PERIOD	962	144,641

CASH - END OF PERIOD	$1,189	$962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the Year:
Interest Expense	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for conversion of notes payable and accrued interest	$768,724	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $47,933,557 as of December 31, 2010 and $46,401,416 as of December 31, 2009. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No 2010-22, Accounting for Various Topics. Technical Corrections to SEC Paragraphs- An announcement made by the staff of US Securities and Exchange Commission. This Update makes changes to several of the SEC guidance literature within the Codification. Some of the changes relate to (1) Oil and Gas Exchange Offers, (2) Accounting for Divestiture of a Subsidiary or Other Business Operations, (3) Replaces “Push Down” basis accounting references with “New” basis of accounting to be used in the acquired companies financial statements, (4) Fees paid to an investment banker in connection with an acquisition or asset purchase, when the investment banker is also providing interim financing or underwriting services must be allocated between the related service and debt issue costs. The amendments in this Update are effective immediately. The Company doesn’t expect this guidance to have a significant impact on its financials since there are no changes to accounting that were not already being applied by the Company.

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value. The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses. Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements. The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required. The Company doesn’t expect this guidance to have a significant impact on its financials since it doesn’t have any finance receivables. The receivables are short-term trade receivables.

In February 2010, the FASB issued ASU No 2010-10, Consolidation (Topic 810) – Amendments for Certain Investment Funds. This update provides for the deferral of the consolidation requirements under Topic 810 for a reporting entity’s interest in an entity 1) that has all the attributes of an investment company or 2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The amendments are effective as of the first annual period that begins after November 15, 2009, and for interim periods within that period. The Company will adopt this Update on January 1, 2010 and it didn’t have a significant impact on the financials since the Company has no interest in investment type companies.

Recent Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU No 2010-08, Technical Corrections to Various Topic. This update provides clarifications, eliminates inconsistencies and outdated provisions within the guidance. None of the provisions fundamentally change US GAAP, but certain clarifications regarding hedging and derivatives may cause a change in the application of that Subtopic. The amendments are effective for the first reporting beginning after issuance – March 31, 2010 for the Company. The amendments were reviewed and no items of significance were noted. As such, this update is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key additions area as follows: 1) Disclose transfer in and out of Level 1 and 2, 2) Activity in Level 3 should show information about purchases, sales, settlements, etc on a gross basis rather than as net basis, and 3) Additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for interim and annual periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc which is effective for periods beginning after December 15, 2010. The Company will adopt this Update on January 1, 2010 and doesn’t expect it will have a significant impact on the financials since there aren’t many items recorded at fair value, but additional disclosures about inputs and valuation techniques will be made.

In January 2010, the FASB issued ASU No 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. This update provides updates/corrections to various topics of the codification with regards to the SEC’s position on various matters. There is no new guidance, but adjustments to the SEC’s position on already issued updates. Some of the main topics covered are as follows: 1) Requirements for using push down accounting in an acquisition 2) appropriate balance sheet presentation of unvested, forfeitable equity instruments are issued to nonemployees as consideration for future services – these are to be treated as not issued and no entry recorded until the instruments are earned. 3) intangible assets arising from insurance contracts acquired in a business combination. The corrections are applicable for 2009 since the updates relate to already issued guidance. The main issue that may impact the Company is the accounting for unvested, forfeitable equity instruments. The Company will evaluate and determine if there are any contracts with non-employees for which equity instruments are granted and ensure they are accounted for in accordance with the update.

Sales Tax and Value Added Taxes

In accordance with FASB ASC 605-45, formerly EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes on its goods and services on a gross basis in the statement of operations.

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

In 2009 the Company issued stock to various persons as compensation for services without issuing forms 1099 to those persons.  In the event of an audit by the IRS it is possible the Company would be assessed penalties for improper tax treatment of those stock issuances.  The Company has not recognized any potential interest or penalties based upon the uncertainty noted because the effect of the uncertainty has not resulted in any reduction of taxes owing.  Therefore, the Comapny is not subject to any potential penalties or interest.

Net Loss Per Share Information

Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The Company’s common stock warrants have been excluded from the diluted loss per share computation since their effect is anti-dilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2010	2009
NET LOSS	$(1,532,141)	$(2,424,399)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	42,038,284	27,178,009

For the years ended December 31, 2010 and 2009 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,886,500 warrants at December 31, 2010 and 5,219,750 warrants at December 31, 2009.

Note 4 – Equipment

Equipment is summarized as follows:
	December 31, 2010	December 31, 2009
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2,015	1,209
Computers and equipment - Net	$804	$1,610

Depreciation expense for the year ended December 31, 2010 and December 31, 2009 was $806 and $806 respectively.

Note 5 – Commitments

Our headquarters are based in our facility located at 2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL.  Our rent for this location is $535 per month.  Our pest control operation is located at 5501 54th Ave. N., St. Petersburg, Florida.  Our rent at that location is $1,500 per month.  Both leases are on a month to month basis.

Note 6 – Convertible Notes and Notes Payable

Various notes are in default and continue to accrue interest.  The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2010 and 2011. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

	December 31, 2010	December 31, 2009
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$228,333	$789,167

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	180,000	-

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010.	60,000	80,000

Total Convertible Notes and Notes Payable	$468,333	$869,167

During the year ended December 31, 2010, the Company converted debt totaling $768,724, which included $126,224 of accrued interest into 55,389,090 shares of common stock.  The debt was held by 32 convertible note holders.  The debt was converted at the rate of $0.13 per share.   The convertible notes originally established a conversion price of $0.25 per share.  On August 26, 2010, the board of directors repriced the conversion rate to $0.13 per share given the depressed value of the Company’s stock. In accordance with generally accepted accounted principles, the Company recognized approximately $50,000 of debt inducement expense in connection with this transaction.

Note 7 – Related Party Loans
	December 31, 2010	December 31, 2009

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	15,000	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	5,000	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	-	1,200

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	-	4,000

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	3,600	-

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	28,000	-

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.	1,000

Total Related Party Loans	$102,600	$75,200

Note 8– Contingent Liabilities

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80.

Note 8 – Contingent Liabilities (CONTINUED)

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-K was filed, $25,000 has come due pursuant to the stay agreement of which only $12,800 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.  Mrs. Simmons recently passed away and the Company is now dealing with her estate.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to pay $10,000 on September 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  Brown and Goldfarb has agreed to not execute on their judgment if they receive payment of $25,000.  So far the Company has only been able to pay $5,000.  The Company has accrued $50,000 to reflect the liability to the Company as a result of the default judgment.

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

Note 8 – Contingent Liabilities (CONTINUED)

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

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and is now in default on the agreements.  One of the investors who was to receive $70,000 has now contacted the Company through his lawyer and is taking the position that he was not given all appropriate rights when he made his investment and is demanding payment in full of the $70,000 plus interest.  The Company is adamantly taking the position that the investment was made properly.  However, the Company is in default on the three Buy Back Agreements and is subject to the liability as a result thereof.  The Company has accrued for the settlement as of September 30, 2010 and December 31, 2009, in the accompanying Condensed Consolidated Balance Sheet.

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

Note to John Cawood

Ninety days ago, a note payable by the Company to Mr. John Cawood in the amount of $100,000 became due and payable.  At the present time the Company does not have means to repay the note.  The Company has not been contacted by Mr. Cawood or any party representing Mr. Cawood regarding this note.

Note 8– Contingent Liabilities (CONTINUED)

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and the Company’s default has been entered with the court but no default judgment has been entered.  Opposing counsel has agreed to not enter default judgment at this time but rather negotiate an agreement whereby the Company will pay the amounts owed.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  An agreement has been reached whereby Mr. Buckley will delay collection of his note in exchange for a perfected security interest in favor of Mr. Buckley in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.  The Company is currently making arrangements for a third party to purchase this debt from Mr. Buckley.

In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000.  Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest.  The Company is not in a position to make payment.  To date, no legal action has been taken by Mr. Fiorica against the Company.

The following table sets forth the accrual for settlement liability as of December 31, 2010:

December 31, 2010

Lanterman	$169,000
Siebert	35,500
Ear	49,000
Harrison	80,071
Simmons	115,450
Brown and Goldfarb	50,000
Wisniewski	50,000
Total:	$549,021

The following table sets forth the accrual for settlement liability as of December 31, 2009:

December 31, 2009

Lanterman	$153,400
Siebert	32,020
Ear	44,200
Harrison	71,928
Total:	$301,548

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

There was no provision for income tax for the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009 the Company had an accumulated deficit approximating $47,933,557 and $46,401,416, respectively.

The Company has recorded full valuation allowance on its deferred tax assets as of December 31, 2010 and December 31, 2009. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:
	2010	2009

Deferred tax assets:
NOL carryover	$2,327,810	$1,991,706
Allowance for doubtful accounts	7,800	7,800
Accrued payroll	123,659	15,679
Related party accruals	6,240	1,560

Deferred tax liabilities
Depreciation	-	-
Anti-dilutive stock for services	-	-
Valuation allowance	(2,465,509)	(2,016,745)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book income	$(615,458)	$(945,516)
Stock for services	117,481	517,917
Inducement for share lockup	19,500	21,531
Meals & entertainment	3,047	2,940
Anti-dilutive stock for services	22,767	(195,284)
Beneficial conversion feature	3900	-
Valuation allowance	448,763	598,412

	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of December 31, 2010 and December 31, 2009. The Company had 116,163,748 and 29,706,287 shares of common stock issued and  outstanding as of December 31, 2010 and December 31, 2009 respectively.

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

During the quarter ended September 30, 2010, the Company issued 5,389,090 shares to convert debt.

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

During the quarter ended December 31, 2010, the Company issued 50,000,000 shares to convert debt.

During the quarter ended December 31, 2010, the Company issued 11,250,000 shares for cash of $15,000.

During the quarter ended December 31, 2010, the Company issued 750,000 shares of S-8 common stock for consultant compensation. The common stocks were issued at a price of $.001 per share.

Note 10 – Stockholders’ Deficit (CONTINUED)

2010 (CONTINUED)

During the quarter ended December 31, 2010, the Company issued 1,598,000 shares of common stock for executive compensation. The common stocks were issued at a price of $.01 per share.

During the quarter ended December 31, 2010, the Company issued 1,005,371 shares of common stock for consultants compensation. The common stocks were issued at a price of $.01 per share.

During the quarter ended December 31, 2010, the Company issued 100,000 shares of common stock for employees compensation. The common stocks were issued at a price of $.01 per share.

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

Note 10 – Stockholders’ Deficit (CONTINUED)

2009 (CONTINUED)

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

No shares were issued in the fourth quarter of 2009.

The following table summarizes our warrants as of December 31, 2010:

Year of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2009	Class B warrants	386,500	(B)	Various 2011

2010	Class A warrants	250,000	0.02	April 24, 2011
		1,000,000 1,250,000 1,000,000	0.02 0.02 0.03	Oct. 14, 2011 April 24, 2012 Sep. 29, 2012
	Class B warrants	1,000,000	0.06	Sep. 29, 2013

Total warrants outstanding		4,886,500

 (B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

The following table summarizes our warrants as of December 31, 2009:

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2008	Class B warrants	4,446,750	(B)	Various 2010

2009	Class A warrants	386,500	(A)	Various 2010
2009	Class B warrants	386,500	(B)	Various 2011

Total warrants outstanding		5,219,750

(A) 5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is greater.

(B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

The following table summarizes warrant activity during the years ended December 31, 2010 and 2009.

	Warrants Outstanding	Exercise Price

Outstanding at December 31, 2008	8,893,500	One half at (A) and one half at (B)
Warrants granted	773,000	One half at (A) and one half at (B)
Expired	4,446,750	(A)

Outstanding at December 31, 2009	5,219,750	386,500 at (A) and balance at (B)
Warrants granted	4,500,000	2,500,000 at 0.02; 1,000,000 at 0.03; 1,000,000 at 0.06
Expired	4,833,250	386,500 at (A) and balance at (B)

Outstanding at December 31, 2010	4,886,500	386,500 at (B); 2,500,000 at 0.02; 1,000,000 at 0.03; 1,000,000 at 0.06

(A) 5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is greater.
(B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

Note 11 - Restatement of Financial Statements

Subsequent to the preparation of the 2009 financial statements, Transfer Technology International Corp. determined there were adjustments to its financial statements for the fiscal year ended December 31, 2009, that would better and more efficiently present its financial condition as of that date and for the year then ended.  The following statements demonstrate the adjustments that were made.

CONSOLIDATED BALANCE SHEETS

ASSETS
	Previously
	Reported		Restated
	2009	Change	2009

CURRENT ASSETS
Cash	$641	$321	$962
Other assets	2,191	-	2,191
	2,832	321	3,153
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,814 and $1,209 respectively	1,610	-	1,610

TOTAL ASSETS	$4,442	$321	$4,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$143,267	21,573	$164,840
Accrued expenses	586,872	47,649	634,521
Convertible notes and notes payable	869,167	-	869,167
Settlement liabilities	266,857	(266,857)	-
Related party loans	75,200	-	75,200
Total current liabilities	1,941,363	(197,635)	1,743,728

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2009	30,136	(430)	29,706
Treasury stock, 448,311 shares and 199,611 shares at December 31, 2009	(51,172)	51,172	-
Additional paid-in capital	44,868,348	(235,603)	44,632,745
Accumulated deficit	(46,784,233)	382,817	(46,401,416)
Total stockholders' deficit	(1,936,921)	197,956	(1,738,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,442	$321	$4,763

CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously
	Reported		Restated
	2009	Change	2009
REVENUES
Net sales	$96,450	214	$96,664
Cost of sales	-	1,638	1,638
Gross Profit (Loss)	96,450	(1,424)	95,026

COSTS AND EXPENSES
Selling, general and administrative	2,422,296	437,965	2,860,261
Reserve for doubtful account	-	-	-
Total costs and expenses	2,422,296	437,965	2,860,261
		-
LOSS BEFORE OTHER INCOME (LOSS)	(2,325,846)	(439,389)	(2,765,235)

OTHER INCOME (LOSS)

Interest expense	(104,681)	(3)	(104,684)
Legal settlement	(302,857)	302,857	-
Change in Anti-Dilution Shares Payable	-	500,727	500,727
Other	(62,024)	6,817	(55,207)

Total other income (loss)	(469,562)	810,398	340,836

(LOSS) BEFORE PROVISON FOR INCOME TAX	(2,795,408)	371,009	(2,424,399)
		-
PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(2,795,408)	$371,009	$(2,424,399)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$0.01	$(0.09)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	27,245,536	(67,527)	27,178,009

Note 12 – Fair Value Measurements

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	-	-	-	-

Total assets measured at fair value	-	-	-	-

Derivative Liability	$292,480	-	-	$292,480

Total liabilities measured at fair value	$292,480	-	-	$292,480

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative Valuation Liability
Balance at December 31, 2009	-

Total gains or losses (realized and unrealized) Included in net loss	-

Valuation adjustment	-

Purchases, issuances, and settlements, net	(292,480)

Transfers to Level 3	-

Balance at December 31, 2010	(292,480)

Note 13 – Subsequent Events

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80.

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and the Company’s default has been entered with the court but no default judgment has been entered.  Opposing counsel has agreed to not enter default judgment at this time but rather negotiate an agreement whereby the Company will pay the amounts owed.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.

On February 1, 2011, the Company issued an aggregate of 3,953,371 Rule 144 restricted shares of common stock of the Company to a total of 7 persons.  The shares were issued as compensation to employees and directors for services rendered to the Company and to investors in exchange for investment proceeds.  The valuation of the consideration received by the Company ranged from $0.001 to $0.004 per share depending upon the transaction.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.

In the first quarter of the fiscal year beginning January 1, 2011, the Company raised $100,800 in investment capital by issuing convertible notes to a total of six persons.

The Company has evaluated subsequent events pursuant to ASC 855 and has determined that there are no additional events to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 24, 2011, the Company dismissed Friedman, LLP from its position as the Company’s independent registered public accounting firm.  The Company’s Board of Directors approved the dismissal.

The Company engaged Friedman, LLP to serve as its independent registered public accounting firm in January 2010.  The audit report of Friedman, LLP on the Company’s financial statements for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, however it did contain a qualification describing a going concern uncertainty as well as a restatement of the 2008 financial statements.  Friedman, LLP did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-K.

During the two most recent fiscal years, there were no (i) disagreements between the Company and Friedman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused Friedman LLP to make reference to the subject matter of such disagreements in connection with its report, or (ii) “reportable events,” as described in Item 304(a)(1)(v) of Regulation S-K, except as set forth in Item 9A in the Form 10-K filed by the Company on June 24, 2010, regarding lack of internal controls over controls and procedures.

The Company has engaged HJ & Associates, LLC, Certified Public Accountants ("HJ") as its new independent accountants on February 28, 2011. Prior to February 28, 2011, the Company had not consulted with HJ regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by HJ concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as discussed below, the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  Management has identified two material weaknesses.

First, our CEO Mr. Chris Trina is the sole signer on our bank accounts and has sole decisional authority to payout money pursuant to operating the day to day business functions of the Company.  Accordingly, there is not proper segregation of duties over our financial transactions.  Due to budgetary constraints, the Company is not in a position to hire additional accounting staff and is therefore not able to remedy this material weakness at this time.

Second, with existing personnel the Company lacks the accounting expertise to prepare its quarterly and year end financial statements in conformity with Generally Accepted Accounting Principles.  The Company intends to remedy this material weakness through additional training of its existing personnel.

Changes in Internal Control over Financial Reporting

The Company made no changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the exchange Act.

Item 9(B). Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with TTIN for each of the directors and officers of TTIN.

Name	Age	Position(s)
Chris Trina	47	Chief Executive Officer, Chief Financial Officer, President, and Director
William Parsons	62	Director
Sandy W. Shultz, M.D.	57	Director

Chris Trina

On September 7, 2007 the Board of Directors appointed Chris Trina President, Director and Chief Executive Officer.  In the fall of 2010, Mr. Trina also became the Chief Financial Officer of the Company.  Prior to joining TTIN, Mr. Trina was a Senior Investment Advisor with National Securities Corporation from November 2006 through March 2007. Mr. Trina was the President of Secure Financial Assets Group, a retail brokerage firm, from September 2005 through September 2006. From September 1997 to August 2005, Mr. Trina was the Senior Vice President of Sales at Gunnallen Financial, Inc. Since June 1997, Mr. Trina has been the President and sole stockholder of Windsor Financial Holdings, Inc, a private investment banking and insurance firm. Mr. Trina has twenty-one years Wall Street experience and received his Bachelor of Science degree in Accountancy from the University of South Florida in 1985.

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

In 2010, the Company’s CEO, Mr. Chris Trina filed for personal bankruptcy.  Otherwise, TTIN’s officers and directors have not been involved, during the past five years, in any bankruptcy proceedings, conviction or criminal proceedings; have not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and have not been found by a court of competent jurisdiction, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Name	Late Reports	Transactions not Reported	Reports not Filed
Chris Trina	0	0	0
Robert J. Calamunci	1	0	0
William Parsons	1	0	0
Sandy W. Shultz, M.D.	1	0	0

Item 11. Executive Compensation

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Chris Trina, CEO, CFO (1)	2010 2009 2008	$25,800 $175,384 $240,000	$50,000 $3,000	$75,800 $178,384 $240,000
Robert J. Calamunci, former CFO (2)	2009 2008	$54,000 $32,308	$6,500	$60,500 $32,308

(1)
Mr. Trina is our current CEO and CFO and has a written employment contract with TTIN pursuant to which he receives a salary of $240,000 annually.  His contract also provides that Mr. Trina is entitled to a perpetual 20% ownership in the Company pursuant to which he is entitled to stock issuances as the total number of shares issued and outstanding in the Company increases.  He did not receive his full cash compensation during 2009 and 2010, due to lack of funding for the Company nor has he received all stock payable to him under his right to perpetual 20% ownership.

(2)	Mr. Calamunci resigned as CFO of TTIN in August, 2010.

DIRECTOR COMPENSATION

There are no standard arrangements pursuant to which directors are compensated for services rendered to TTIN.   TTIN does compensate its directors from time to time with stock for services as directors.  At the present time, directors receive stock valued at approximately $10,000 to $12,000 on an annual basis for their service on the board.  The shares are restricted pursuant to the terms and conditions of Rule 144 promulgated under the Securities Act of 1933.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information as of April 15, 2011, about persons or entities known to TTIN to be the beneficial owner of more than 5% of TTIN’s common shares.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Chris Trina 2206 Bay Club Circle Tampa, FL 33607	6,500,897	5.6%
Common	Dino P. Kanelos 1928 Iverson Lane Marvin, NC 28173	11,000,000	9.5%

The following table provides certain information as of April 15, 2011 about the beneficial ownership of our common shares by our officers and directors individually and as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Common	Chris Trina	6,500,897	5.6%
Common	Sandy W. Shultz, M.D.	2,256,534	1.9%
Common	William Parsons	1,810,825	1.6%
Common	All officers and directors as a group (3)	10,568,256	9.1%
(1) All ownership is direct ownership unless noted otherwise.  Of the 2,256,534 shares reported for Mr. Shultz, $2,223,234 are owned by Mr. Shultz outright and 33,300 are owned by his son, Zachary Shultz.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

We have three directors.  Chris Trina is not considered an independent director.  William Parsons and Sandy W. Shultz, M.D. are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

Item 14.  Principal Accounting Fees and Services

	Fiscal 2009	Fiscal 2010 and 2009
Audit Fees (1)	$70,000	$47,500
Audit-Related Fees (2)	45,000	-
Tax Fees	-	-
All other Fees	-	-
Total	$115,000	$47,500

(1)	Audit Fees – Audit fees billed to the Company by its outside independent accountants for auditing the Company’s annual financial statements for 2009 and 2010 respectively.
(2)
Audit-Related Fees– Review fees billed to the Company by its outside independent accountants for reviewing the Company’s quarterly financial statements for the calendar quarters during the fiscal years ended December 31, 2009 and 2010.

Item. 15. Exhibits
Exhibits

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

Transfer Technology International Corp.

                /s/ Chris Trina
By:           ______________________________
Chris Trina, Chief Executive Officer

Date:  April 15, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ Chris Trina
By:  __________________________________
Chris Trina, Director and
Principal Executive Officer
Principal Financial Officer
Date:  April 15, 2011

          /s/ William Parsons
By:  __________________________________
William Parsons, Director
Date:  April 15, 2011

           /s/ Sandy W. Shultz, M.D.
By:  __________________________________
Sandy W. Shultz, M.D., Director
Date:   April 15, 2011