Form 10-Q
period 2011-03-31
Transfer Technology International Corp.
filed 2011-06-21
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
or

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

The registrant has ________________________ shares of common stock outstanding at June 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

Page
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 through 16

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$3,064	$1,189
Other assets	2,191	2,191
	5,255	3,380
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,217 and $2,016 respectively	602	803

TOTAL ASSETS	$5,857	$4,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$69,552	$56,769
Accrued expenses	1,227,254	1,126,233
Derivative Liability	413,289	292,480
Convertible notes and notes payable	540,800	468,333
Related party loans	101,100	102,600
Total current liabilities	2,351,995	2,046,415

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 116,163,748
outstanding at March 31, 2011 and December 31, 2010	116,164	116,164
Additional paid-in capital	45,775,161	45,775,161
Accumulated deficit	(48,237,463)	(47,933,557)
Total stockholders' deficit	(2,346,138)	(2,042,232)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,857	$4,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
		(Restated)
REVENUES
Net sales	$3,833	$4,056
Cost of sales	2,248	1,766
Gross Profit	1,585	2,290

COSTS AND EXPENSES
Selling, general and administrative	159,279	231,362
Total costs and expenses	159,279	231,362

LOSS BEFORE OTHER INCOME (LOSS)	(157,694)	(229,072)

OTHER INCOME (LOSS)

Interest expense	(146,212)	(32,042)
Other expense	-	(120,000)

Total other income (loss)	(146,212)	(152,042)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(303,906)	(381,114)

PROVISION FOR INCOME TAX	-	-

NET LOSS	$(303,906)	$(381,114)

NET LOSS PER COMMON SHARE - BASIC	$(0.00)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	116,163,748	30,737,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(303,906)	(381,114)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	202	202
Accretion of debt discount	333	-
Stock issued for services	-	36,150

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	12,782	192,056
Increase (Decrease) in stock payable	23,724	-
Increase in accrued expenses	77,297	(39,746)
Increase (decrease) in Derivative Liability	120,809	-

Net cash (used in) operating activities	(68,759)	(192,452)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	-	13,600
Payments on officer loans	(1,500)	-
Proceeds from convertible and promissory notes payable	72,134	180,000

Net cash provided by financing activities	70,634	193,600

NET INCREASE IN CASH	1,875	1,148

CASH - BEGINNING OF PERIOD	1,189	962

CASH - END OF PERIOD	$3,064	$2,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the Year:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

The condensed consolidated unaudited financial statements included herein have been prepared by Transfer Technology International Corporation (the “Company”), Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Note 2 - Basis of Presentation - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,237,463 as of March 31, 2011 and $47,933,557 as of December 31, 2010. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share Information (continued)

The following is a reconciliation of the computation for basic and diluted EPS:
	March 31,	March 31,
	2011	2010
NET LOSS	$303,906	$381,114

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	116,163,748	30,737,231

For the three months ended March 31, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,726,500 warrants at March 31, 2011 and 7,602,038 warrants at March 31, 2010.

Note 4 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending February 28, 2012. The total expected lease payments through December 31, 2011 is
$13,196 and for the two months ended February 28, 2012 is $2,933 for the total of $16,129

The Company also leases 600 square feet of office space for its termite control operation. Lease payments are $1,500 per month. The lease is on a month to month basis.

Note 5 – Convertible Notes and Notes Payable

Various notes are in default and continue to accrue interest.  The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2011. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

	March 31, 2011	December 31, 2010
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$280,800	$228,333

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	200,000	180,000

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010.	60,000	60,000

Total Convertible Notes and Notes Payable	$540,800	$468,333

Note 6 – Related Party Loans
	March 31, 2011	December 31, 2010

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	15,000	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	5,000	5,000

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	3,600	3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	26,500	28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.	1,000	1,000

Total Related Party Loans	$101,100	$102,600

Note 7– Contingent Liabilities

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80.  To date, to the knowledge of the Company, no legal action has been taken to enforce the judgment.

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  TTIN also agreed to change the conversion terms of the note from $0.25 per share to $0.06 per share and to issue Simmons an additional 50,000 shares of stock for $50.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-Q was filed, $25,000 has come due pursuant to the stay agreement of which only $12,800 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.  Mrs. Simmons recently passed away and the Company is now dealing with her estate.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.  Management continues to try to work out a solution for the this judgment by offering stock in lieu of cash payment since the Company is not in a position to pay the cash component of the stay agreement.

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

The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  Brown and Goldfarb has agreed to not execute on their judgment if they receive payment of $25,000.  So far the Company has only been able to pay $5,000.  The Company has accrued $50,000 to reflect the liability to the Company as a result of the default judgment.  At the present time the parties are negotiating a settlement whereby the Company will pay an additional $5,000 and the rest of the payment will be in stock.  Until the Company has the requisite $5,000, this arrangement cannot be finalized.

Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and has now been in default on the agreements for two years.  The Company has accrued for the settlements in the accompanying Consolidated Balance Sheet.  However, no legal action has been brought to enforce the agreements and the investors have not contacted the Company in over a year.

Claims by two additional Shareholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  Mr. Buckley has a perfected security interest in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation or otherwise working out a solution to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.  Management is working diligently with Mr. Buckley to work out a solution for these receivables.

 In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000.  Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest.  The Company is not in a position to make payment.  To date, no legal action has been taken by Mr. Fiorica against the Company

Note to John Cawood

Ninety days ago, a note payable by the Company to Mr. John Cawood in the amount of $100,000 became due and payable.  At the present time the Company does not have means to repay the note.  The Company has not been contacted by Mr. Cawood or any party representing Mr. Cawood regarding this note.

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and the Company’s default has been entered with the court but no default judgment has been entered.  Opposing counsel has agreed to not enter default judgment at this time but rather negotiate an agreement whereby the Company will pay the amounts owed.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.  Management has recently reached out to opposing counsel for the purpose of settling this dispute through the issuance of stock.

Note 8 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of March 31, 2011 and December 31, 2010. The Company had 116,163,748 shares of common stock issued and outstanding as of March 31, 2011 and December 31, 2010.

2011

No shares were issued in the first quarter of 2011.

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

The following table summarizes our warrants as of March 31, 2011.

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2009	Class B warrants	226,500	(B)	Various 2011

2010	Class A warrants	250,000	0.02	April 24, 2011

		1,000,000 1,250,000 1,000,000	0.02 0.02 0.03	Oct. 14, 2011 April 24, 2012 Sep. 29, 2012

	Class B warrants	1,000,000	0.06	Sep. 29, 2013
Total warrants outstanding		4,726,500

 (B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

Note 9 - Restatement of Financial Statements

Subsequent to the preparation of the March 31, 2010 financial statements, Transfer Technology International Corp. determined there were adjustments to its financial statements for the three months ended March 31, 2010, that would better and more efficiently present its financial condition as of that date and for the period then ended. The following statements demonstrate the adjustments that were made.

CONSOLIDATED BALANCE SHEETS

ASSETS
	Previously
	Reported		Restated
	March 31, 2010	Change	March 31, 2010

CURRENT ASSETS
Cash	$2,110	$-	$2,110
Other assets	2,191	-	2,191
	4,301	-	4,301
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,814 and $1,209 respectively	1,408	-	1,408

TOTAL ASSETS	$5,709	$-	$5,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,094	-	$125,094
Accrued expenses	657,875	168,702	826,577
Convertible notes and notes payable	1,049,142	25	1,049,167
Settlement liabilities	386,857	(386,857)	-
Related party loans	88,800	-	88,800
Total current liabilities	2,307,768	(218,130)	2,089,638

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009 respectively	30,911	-	30,911
Treasury stock, 448,311 shares and 199,611 shares at December 31, 2009	(51,172)	51,172	-
Additional paid-in capital	44,829,223	(161,533)	44,667,690
Accumulated deficit	(47,111,021)	328,491	(46,782,530)
Total stockholders' deficit	(2,302,059)	218,130	(2,083,929)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,709	$-	$5,709

CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously
	Reported		Restated
	March 31, 2010	Change	March 31, 2010
REVENUES
Net sales	$3,665	391	$4,056
Cost of sales	1,375	391	1,766
Gross Profit (Loss)	2,290	-	2,290

COSTS AND EXPENSES
Selling, general and administrative	175,640	55,722	231,362
Total costs and expenses	175,640	55,722	231,362
		-
LOSS BEFORE OTHER INCOME (LOSS)	(173,350)	(55,722)	(229,072)

OTHER INCOME (LOSS)

Interest expense	(33,438)	1,396	(32,042)
Other	(120,000)	-	(120,000)

Total other income (loss)	(153,438)	1,396	(152,042)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(326,788)	(54,326)	(381,114)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(326,788)	$(54,326)	$(381,114)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$0.13	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	31,162,453	(425,222)	30,737,231

Note 10 – Fair Value Measurements

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
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	-	-	-	-

Total assets measured at fair value	-	-	-	-

Derivative Liability	$413,289	-	-	$413,289

Total liabilities measured at fair value	$413,289	-	-	$413,289

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.
Derivative Valuation Liability
Balance at December 31, 2010	(292,480)

Total gains or losses (realized and unrealized) Included in net loss	-

Valuation adjustment	-

Purchases, issuances, and settlements, net	(120,809)

Transfers to Level 3	-

Balance at December 31, 2010	(413,289)

Note 11 – Subsequent Events

On page 20 of this filing, management discusses a lawsuit that was brought against the Company by Gary Harrison.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80.  This amount has been recognized as a liability in the financial statements.

On April 28, 2011, the Company registered its 2011 Stock Option Plan with the Securities and Exchange Commission on Form S-8.  The registration registered options for the issuance of 15,000,000 common shares.  It also registered 15,000,000 common shares underlying those options.

On May 10, 2011, the Company issued 7,500,000 common shares to employees and consultants of the Company for compensation for services rendered to the Company.  The shares were issued pursuant to the Company’s 2011 Stock Option Plan.  The plan was registered with the Securities and Exchange Commission on April 28, 2011, on Form S-8.

The Company issued 85,000,000 Rule 144 restricted shares of common stock of the Company to an executive officer and director of the Company on May 18, 2011.  The shares were issued as compensation for services rendered, conversion of debt and pursuant to employment agreement anti-dilution rights.  The issuance was booked at $0.006 per share.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act since the shares were issued by the Company and did not involve any public offering.  The share recipient is closely related to and well known by the Company.

On May 6, 2011, the board of directors passed a resolution approving an increase in the authorized common shares of the Company from 250,000,000 to 2,000,000,000 for the purpose converting Company debt to equity, capital fund raising, facilitating possible mergers and acquisitions, capital restructuring and/or funding legal settlements.  The increase in authorized shares will not take effect unless and until the measure is approved by the shareholders and appropriate filings are made with the state of Delaware.
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

To launch its new business plan, the Company hired a new CEO with experience in its new direction.  The industry is described by the Company as technology transfer.  The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.  The Company’s intent was to acquire new or underused technologies through the acquisition of licenses and then design commercialization strategies in conjunction with business partners who could facilitate market penetration.  The Company has to date acquired the rights to two technologies but has realized no revenues therefrom and is not carrying any value for the rights on its financial statements.

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services.  These two activities have created revenue streams for the Company, albeit in a minor way at this time.  Management believes, however, that these business activities have potential for the Company.  During the fiscal quarter ended March 31, 2010, the Company had top line revenues from business operations in the amount of $4,056.   During the fiscal quarter ended March 31, 2011, the Company had top-line revenues from business operations in the amount of $3,833.

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital.  During the fiscal quarter ended March 31, 2010, the Company realized net cash of $193,600 through financing activities and $70,634 during the fiscal quarter ended March 31, 2011.  Even though management believes operating revenues may be generated through the sale of organic products and pest control services, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements.  Other sources of capital to the Company include bridge financings from shareholders.

Fiscal quarters ended March 31, 2010 and 2011

During the fiscal quarter ended March 31, 2010, the Company incurred $231,362 in general administrative expenses and a net loss of $381,114.  Of that amount, $36,352 was in the form of non-cash adjustments such as stock issued to directors and executive officers for services rendered and stock issued to vendors and consultants for compensation.  Changes in certain assets and liabilities such as accounts payable and accrued expenses were $152,310.  Accordingly, net cash used in operating activities was $192,452 for the quarter ended March 31, 2010.  The operations of the Company were sustained by proceeds from the sale of our common stock and proceeds from notes.

During the fiscal quarter ended March 31, 2011, the Company incurred $159,279 in general administrative expenses, down $72,083 from the fiscal quarter ended March 31, 2010.  The net loss for the quarter was $303,906.  Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the quarter ended March 31, 2011 the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.  Of the expense amount, $535 was in the form of non-cash adjustments, and changes in certain assets and liabilities were $234,612.  Accordingly, net cash used in operating activities was $68,759.  Expenses were offset in part by top-line revenue of $3,833.  Revenues came from the sale of organic products and from the Company’s termite control operation.

Management estimates cash expenditures in the future will total approximately $35,000 per month. Accordingly, going forward, the Company needs approximately $105,000 per quarter to stay solvent.  As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

In the past, the Company funded its business operations through the sale of convertible notes and equity capital.  During the spring and summer of 2009, it became more difficult than it had been in the past to raise operating capital in this manner as a result of the downturn in the nation’s capital markets generally.  In addition, as our stock price fell with the fall of the economy, it was more difficult to raise money through the sale of equity capital.  Nevertheless, the Company continues its efforts to raise money through the sale of convertible notes.

The Company had also anticipated that it would be generating revenue by mid 2010 through the commercialization of technologies currently owned or acquired by the Company, principally its Canker Kill product.  However, label delays for the Canker Kill product at the EPA has pushed back commercialization of this product and an inability to raise large amounts of capital has delayed our ability to acquire and commercialize other technologies.

Our current plans for addressing liquidity concerns is to continue raising money through the sale of convertible notes and to generate revenue through marketing our organic products and operating our termite eradication unit.  If we are not successful in raising sufficient capital and achieving sufficient operating revenues, the Company will cease to exist as a going concern.

CONTINGENT LIABILITIES

The following is a discussion of various circumstances that could become material liabilities for the Company.  The discussion is not comprehensive as other liabilities that management considers more remote in nature could also arise.

 Default on Buy Back Agreements

In February, 2009, the Company was contacted by three investors requesting the Company buy back their investments.  The Company agreed to do so.  The combined investment price was $235,000 and was to be paid by the Company over time on monthly payments.  The Company was only able to make the first two payments and has now been in default on the agreements for two years.  The Company has accrued for the settlements in the accompanying Consolidated Balance Sheet.  However, no legal action has been brought to enforce the agreements and the investors have not contacted the Company in over a year.

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  Mr. Buckley has a perfected security interest in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation or otherwise working out a solution to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.  Management is working diligently with Mr. Buckley to work out a solution for these receivables.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80, which amount has been recognized as a liability in the financial statements.  To date, to the knowledge of the Company, no legal action has been taken to enforce the judgment.

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

On April 9, 2010, TTIN entered into an agreement with Simmons (the “Stay Agreement”) wherein Simmons would stay any execution of the judgment if TTIN would pay her a total of $120,000.  TTIN must pay 7% of any money it raises for working capital purposes toward this obligation until paid in full.  During any calendar quarter that working capital is not raised, TTIN must pay at least $5,000 from other sources on this obligation.  TTIN also agreed to change the conversion terms of the note from $0.25 per share to $0.06 per share and to issue Simmons an additional 50,000 shares of stock for $50.  No interest will accrue on the $120,000 and no fees will be added to the $120,000.  If TTIN defaults on the agreement, the stay will be lifted and Simmons will be able to execute on the judgment against the assets of TTIN.  As of the date this report on Form 10-Q was filed, $25,000 has come due pursuant to the stay agreement of which only $12,800 has been paid.  However, no legal action has been taken as of yet to lift the stay of execution.  Mrs. Simmons recently passed away and the Company is now dealing with her estate.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.  Management continues to try to work out a solution for the this judgment by offering stock in lieu of cash payment since the Company is not in a position to pay the cash component of the stay agreement.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function.  On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement.  The parties settled the lawsuit by the Company agreeing to pay $10,000 on September 30, 2010 and $15,000 on July 30, 2010.  The Company was unable to make the first payment and as a result, default judgment was entered against the Company in the amount of $50,000 on July 13, 2010.  Brown and Goldfarb has agreed to not execute on their judgment if they receive payment of $25,000.  So far the Company has only been able to pay $5,000.  The Company has accrued $50,000 to reflect the liability to the Company as a result of the default judgment.  At the present time the parties are negotiating a settlement whereby the Company will pay an additional $5,000 and the rest of the payment will be in stock.  Until the Company has the requisite $5,000, this arrangement cannot be finalized.

Lawsuit by Margaret Wisniewski

On December 4, 2008, Margaret Wisniewski purchased from the Company a One-year Convertible Promissory Note in the amount of $50,000.  Mrs. Wisniewski has now filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, State of Florida seeking a return of her investment.  The complaint alleges the investment constituted exploitation of a vulnerable adult.  The Company did not have the funding necessary to defend the suit and the Company’s default has been entered with the court but no default judgment has been entered.  Opposing counsel has agreed to not enter default judgment at this time but rather negotiate an agreement whereby the Company will pay the amounts owed.  These amounts have been accrued in the accompanying condensed consolidated balance sheet in settlement liabilities.  Management has recently reached out to opposing counsel for the purpose of settling this dispute through the issuance of stock.

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

 Date:  June 20, 2011