Form 10-Q
period 2011-06-30
Transfer Technology International Corp.
filed 2011-08-22
CIK 1062720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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

The registrant has 240,663,748 shares of common stock outstanding at August 22, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Page
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 through 18

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$390	$1,189
Other assets	2,191	2,191
	2,581	3,380
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,418 and $2,015, respectively	401	803

TOTAL ASSETS	$2,982	$4,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$67,241	$56,769
Accrued expenses	738,452	1,126,233
Derivative liability	296,521	292,480
Convertible notes and notes payable	546,800	468,333
Related party loans	101,200	102,600
Total current liabilities	1,750,214	2,046,415

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 231,163,748 and
116,163,748 outstanding at June 30, 2011 and December 31, 2010, respectively	231,164	116,164
Additional paid-in capital	46,408,962	45,775,161
Accumulated deficit	(48,387,358)	(47,933,557)
Total stockholders' deficit	(1,747,232)	(2,042,232)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,982	$4,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
REVENUES
Net sales	$20,107	$23,677	$23,940	$27,733
Cost of sales	9,817	11,282	12,065	13,048
Gross Profit (Loss)	10,290	12,395	11,875	14,685

COSTS AND EXPENSES
Selling, general and administrative	143,071	130,522	302,350	361,884
Total costs and expenses	143,071	130,522	302,350	361,884

LOSS BEFORE OTHER INCOME (LOSS)	(132,781)	(118,127)	(290,475)	(347,199)

OTHER INCOME (LOSS)

Interest expense	97,684	(42,042)	(48,528)	(74,084)
Other expense	(114,798)	(25,000)	(114,798)	(145,000)

Total other income (loss)	(17,114)	(67,042)	(163,326)	(219,084)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(149,895)	(185,169)	(453,801)	(566,283)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(149,895)	$(185,169)	$(453,801)	$(566,283)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	161,597,814	30,824,740	139,006,289	30,911,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(453,801)	(566,283)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	403	403
Accretion of debt discount	333	-
Stock issued for services	748,800	36,150

Changes in Certain Assets and Liabilities
Increase (decrease) accounts payable	10,473	340,249
Increase (decrease) in accrued expenses	(387,782)	(38,038)
Increase (decrease) in derivative liability	4,041	-

Net cash (used in) operating activities	(77,533)	(227,519)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	-	3,300
Payments on officer loans	(1,400)	-
Proceeds from convertible and promissory notes payable	78,134	224,000

Net cash provided by financing activities	76,734	227,300

NET INCREASE (DECREASE) IN CASH	(799)	(219)

CASH - BEGINNING OF PERIOD	1,189	962

CASH - END OF PERIOD	$390	$743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the Year:
Interest Expense	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,387,358 as of June 30, 2011 and $47,933,557 as of December 31, 2010. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value. The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses. Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements. The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Recent Accounting Pronouncements (Continued)

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

In February 2010, the FASB issued ASU No 2010-08, Technical Corrections to Various Topic. This update provides clarifications, eliminates inconsistencies and outdated provisions within the guidance. None of the provisions fundamentally change US GAAP, but certain clarifications regarding hedging and derivatives may cause a change in the application of that Subtopic. The amendments are effective for the first reporting beginning after issuance – June 30, 2010 for the Company. The amendments were reviewed and no items of significance were noted. As such, this update is not expected to have a significant impact on the Company’s financial statements.

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2011	2010
NET LOSS	$(453,801)	$(566,283)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	30,911,287

For the six months ended June 30, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at June 30, 2011 and 6,600,538 warrants at June 30, 2010.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Note 4 – Equipment

Equipment is summarized as follows:

	June 30, 2011	December 31, 2010
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2,418	2,016
Computers and equipment - Net	$401	$803

Depreciation expense for the six months ended June 30, 2011 and 2010 was $403 and $403, respectively.

Note 5 – Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending February 28, 2012. The total expected lease payments through December 31, 2011 is
$8,798 and for the two months ended February 28, 2012 is $2,933 for the total of $11,730.

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

	June 30, 2011	December 31, 2010
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$286,800	$228,333

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	200,000	180,000

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010.	60,000	60,000

Total Convertible Notes and Notes Payable	$546,800	$468,333

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

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Note 7 – Related Party Loans

	March 31, 2011	December 31, 2010

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	15,000	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	5,000	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	-	-

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	-	-

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	3,600	3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	26,500	28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.	1,100	1,000

Total Related Party Loans	$101,200	$101,600

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.  To date, to the knowledge of the Company, no legal action has been taken to enforce the judgment.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Claims by two additional Shareholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  Mr. Buckley has a perfected security interest in all of the assets of the Company.  The perfected security interest was put in place by making UCC-1 filings with the states of Florida and Delaware on October 27, 2010, and October 29, 2010, respectively and by filing an assignment of patents with respect to the two patents owned by Company, with the United States Patent and Trademark Office on November 4, 2010.  If the Company is not successful in paying this obligation or otherwise working out a solution to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  In July, 2011, the Company received court documentation whereby Mr. Buckley is foreclosing on the patent rights belonging to the Company that are subject to Mr. Buckley’s lien.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.  Management is working diligently with Mr. Buckley to work out a solution for these receivables.

 In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000.  Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest.  The Company is not in a position to make payment.  To date, no legal action has been taken by Mr. Fiorica against the Company

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

There was no provision for income tax for the six months ended June 30, 2011 and the year ended December 31, 2010. At June 30, 2011 and December 31, 2010 the Company had an accumulated deficit approximating $48,387,358 and $47,933,557.

The Company has recorded full valuation allowance on its deferred tax assets as of June 30, 2011 and December 31, 2010. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of June 30, 2011 and December 31, 2010. The Company had 231,163,748 and 116,163,748 shares of common stock issued and outstanding as of June 30, 2011 and December 31, 2010 respectively.

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

2011

No shares were issued in the first quarter of 2011.

During the quarter ended June 30, 2011, the Company issued 2,500,000 shares of common stock for consultants. The common stocks were issued at a price of $.0005 per share.

During the quarter ended June 30, 2011, the Company issued 500,000 shares of common stock for employee’s compensation. The common stocks were issued at a price of $.0068 per share.

During the quarter ended June 30, 2011, the Company issued 90,000,000 shares of common stock for executive compensation, accrued payroll and stock payable for employment agreement. The common stocks were issued at a price of $.0068 per share.

During the quarter ended June 30, 2011, the Company issued 7,000,000 shares of common stock for consultants. The common stocks were issued at a price of $.0013 per share.

During the quarter ended June 30, 2011, the Company issued 15,000,000 shares of common stock for a legal settlement. The common stocks were issued at a price of $.0074per share.

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

There were no transactions of the common stock during the quarter ended June 30, 2010.

The following table summarizes our warrants as of March 31, 2011.

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2010	Class A warrants	1,000,000 1,250,000 1,000,000	0.02 0.02 0.03	Oct. 14, 2011 April 24, 2012 Sep. 29, 2012
	Class B warrants	1,000,000	0.06	Sep. 29, 2013
Total warrants outstanding		4,250,000

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

Note 11 - Restatement of Financial Statements

Subsequent to the preparation of the 2009 financial statements and the three quarters ending September 30, 2010, Transfer Technology International Corp. determined there were adjustments to its financial statements for the fiscal year ended December 31, 2009 and the two quarters ending June 30, 2010, that would better and more efficiently present its financial condition as of that date and for the year then ended. The following statements demonstrate the adjustments that were made.

ASSETS
	Previously
	Reported		Restated
	June 30, 2010	Change	June 30, 2010

CURRENT ASSETS
Cash	$742	$-	$742
Other assets	2,191	-	2,191
	2,933	-	2,933
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,612 respectively	1,207	-	1,207

TOTAL ASSETS	$4,140	$-	$4,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$126,803	$(29,105)	$97,698
Accrued expenses	789,279	168,637	957,916
Convertible notes and notes payable	1,093,142	25	1,093,167
Settlement liabilities	410,107	(410,107)	-
Related party loans	78,500	-	78,500
Total current liabilities	2,497,831	(270,550)	2,227,281

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share; 250,000,000 shares authorized in 2010 and 2009 respectively and
30,642,975 and 29, 867,975 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively;	30,911	-	30,911
Treasury stock, 448,311 shares and 199,611 shares at June 30, 2010, and December 31, 2009 respectively	(51,172)	51,172	-
Additional paid-in capital	44,829,223	(161,533)	44,667,690
Accumulated deficit	(47,302,653)	380,911	(46,921,742)
Total stockholders' deficit	(2,493,691)	270,550	(2,223,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,140	$-	$4,140

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously
	Reported		Restated
	June 30, 2010	Change	June 30, 2010
REVENUES
Net sales	$27,342	$391	$27,733
Cost of sales	12,658	390	13,048
Gross Profit (Loss)	14,684	1	14,685
		-
COSTS AND EXPENSES
Selling, general and administrative	306,162	55,722	361,884
Reserve for doubtful account	-	-	-
Total costs and expenses	306,162	55,722	361,884
		-
LOSS BEFORE OTHER INCOME (LOSS)	(291,478)	(55,721)	(347,199)

OTHER INCOME (LOSS)

Interest expense	(81,942)	7,858	(74,084)
Change in Anti-Dilution Shares Payable	-	-	-
Other	(145,000)	-	(145,000)
		-
Total other income (loss)	(226,942)	7,858	(219,084)
		-
		-
(LOSS) BEFORE PROVISON FOR INCOME TAX	(518,420)	(47,863)	(566,283)
		-
PROVISION FOR INCOME TAX	-	-	-
		-
		-
NET LOSS	$(518,420)	$(47,863)	$(566,283)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	31,036,176	(124,889)	30,911,287

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	-	-	-	-

Total assets measured at fair value	-	-	-	-

Derivative Liability	296,521	-	-	296,521

Total liabilities measured at fair value	296,521	-	-	296,521

TRANSFER TECHNOLOGY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative Valuation Liability
Balance at December 31, 2010	(292,480)

Total gains or losses (realized and unrealized) Included in net loss	-

Valuation adjustment	-

Purchases, issuances, and settlements, net	(4,041)

Transfers to Level 3	-

Balance at June 30, 2011	(296,521)

Note 13 – Subsequent Events

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  Mr. Buckley has a perfected security interest in all of the assets of the Company.   In July, 2011, the Company received court documentation whereby Mr. Buckley is foreclosing on the patent rights belonging to the Company that are subject to Mr. Buckley’s lien.

On August 9, 2011, the Company registered its 2011 Supplemental Stock Option Plan with the Securities and Exchange Commission on Form S-8.  The registration registered options for the issuance of 15,000,000 common shares.  It also registered 15,000,000 common shares underlying those options.

Between August 9, 2011 and August 15, 2011, the Company issued an aggregate of 9,500,000 common shares to employees and consultants of the Company for compensation for services rendered to the Company.  The shares were issued pursuant to the Company’s 2011 Supplemental Stock Option Plan.  The plan was registered with the Securities and Exchange Commission on August 9, 2011, on Form S-8.

The Company has evaluated subsequent events pursuant to ASC 855 as of the date of issuance and has determined that there are no additional events to disclose.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

Due to insufficient progress in prior business operations, approximately four years ago the Company liquidated its business assets and launched a new business plan.  Its business assets had been comprised of software known as Silent Sword which protected computers from viruses and spyware.  The Company had not been successful in marketing the software at levels sufficient to make further development of the software commercially viable.  At the time of transfer on October 4, 2007, the software was not being carried on the books of the Company.  The software was transferred in exchange for the acquirer’s agreement to invest $150,000 in the Company’s common stock.

To launch its new business plan, the Company hired a new CEO with experience in its new direction.  The industry is described by the Company as technology transfer.  The Company changed its name to Transfer Technology International Corp. to reflect involvement in this industry.  The Company’s intent was to acquire new or underused technologies through the acquisition of licenses and then design commercialization strategies in conjunction with business partners who could facilitate market penetration.  The Company has to date realized no revenues from its transfer technology operation.

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services.  These two activities have created revenue streams for the Company, albeit in a minor way at this time.  Management believes, however, that these business activities have potential for the Company.  During the three and six month periods ended June 30, 2011, the Company had top line revenues from business operations in the amounts of $20,107 and $23,940.   During the same periods for the prior year, the Company had top-line revenues from business operations in the amounts of $23,677 and $27,733 respective.  The increase in revenues during the second fiscal quarters of the years as compared to the first fiscal quarters, is indicative of the seasonality of the pest control business.

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital.  During the six month period ended June 30, 2010, the Company realized net cash of $227,300 through financing activities and $76,734 during the six month period ended June 30, 2011.  The decrease reflects the ongoing and increased difficulty in raising money in the U.S. capital markets.  Even though management believes operating revenues may be generated through the sale of organic products and pest control services, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements.  Other sources of capital to the Company include bridge financings from shareholders.

Six month periods ended June 30, 2010 and 2011

During the six month period ended June 30, 2010, the Company incurred $361,884 in general administrative expenses and a net loss of $566,283.  Of that amount, $36,553 was in the form of non-cash adjustments such as stock issued to directors and executive officers for services rendered and stock issued to vendors and consultants for compensation.  Changes in certain assets and liabilities such as accounts payable and accrued expenses were $302,211.  Accordingly, net cash used in operating activities was $227,519 for the six months ended June 30, 2010.  The operations of the Company were sustained by proceeds from the sale of our common stock and proceeds from notes.

During the six months ended June 30, 2011, the Company incurred $302,350 in general administrative expenses, down $59,534 from the six months ended June 30, 2010.  The net loss for the six months was $453,801.  Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the six months ended June 30, 2011, the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.  Of the expense amount, $164,258 was in the form of non-cash adjustments, and changes in certain assets and liabilities were $182,470.  Accordingly, net cash used in operating activities was $77,533.

Management estimates cash expenditures in the future will total approximately $35,000 per month. Accordingly, going forward, the Company needs approximately $105,000 per quarter to stay solvent.  As mentioned earlier, these cash needs must be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

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

The Company had also anticipated that it would be generating revenue by mid 2010 through the commercialization of technologies then owned or subsequently acquired by the Company.  However, various delays pushed back commercialization of potential products and an inability to raise large amounts of capital delayed our ability to acquire and commercialize other technologies.

Our current plans for addressing liquidity concerns is to continue raising money through the sale of convertible notes and to generate revenue through marketing our organic products and operating our termite eradication unit.  If we are not successful in raising sufficient capital and achieving sufficient operating revenues, the Company will cease to exist as a going concern.

CONTINGENT LIABILITIES

The following is a discussion of various circumstances that could become material liabilities for the Company.  The discussion is comprehensive as other liabilities that management considers more remote in nature could also arise.

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528.  The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum.  The suit was served upon the Company on November 11, 2010.  The Company had until December 1, 2010, to answer the complaint.  Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time.  On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.  To date, to the knowledge of the Company, no legal action has been taken to enforce the judgment.

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

Payment Demand by two Noteholders

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  The note is secured by the assets of the Company.  Interest was discounted at the inception of the note so the $200,000 is the full amount due.  Mr. Buckley has opted to not convert the note and is demanding payment in cash from the Company.   The Company is unable to make payment.  Mr. Buckley has hired legal counsel who has contacted the Company.  If the Company is not successful in paying this obligation to the satisfaction of Mr. Buckley, Mr. Buckley will be in a position to take over all of the assets of the Company potentially shutting down all business operations.  An additional note in the amount of $100,000 payable to Michael Buckley has also recently come due so a combined amount of $300,000 is now owed to Mr. Buckley by the Company.  In July, 2011 the Company received copies of court documents whereby Mr. Buckley has commenced foreclosure on the patent rights owned by the Company.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level to allow timely decisions regarding required disclosure.

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

Satisfied Judgment in favor of Marilyn Simmons

On January 27, 2010, TTIN was sued by Marilyn Simmons who had invested $90,000 with the Company.  The suit claimed the investment was not suitable for her and was fraudulent.  TTIN disagreed with the claims and believes the suit could have been successfully defended.  However, TTIN did not have the money to retain legal counsel to defend the suit and in March, 2010, Simmons obtained a default judgment against TTIN in the amount of $97,786.  The Company paid $12,800 toward the judgment and on or about July 25, 2011, settled the balance of the judgment by issuing 15,000,000 shares of common stock in payment.  On August 10, 2011 the Company received a duly executed Satisfaction of Judgment to be filed with the court.

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

Foreclosure of Patent Rights

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of $200,000.  The note is secured by the assets of the Company.  In July, 2011, the Company received court documentation whereby Mr. Buckley is foreclosing on the patent rights belonging to the Company that are subject to Mr. Buckley’s lien.

Item 1A.	Risk Factors.

Not Required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended June 30, 2011, other than sales previously reported on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transfer Technology International Corp.

By:  /s/ Chris Trina
        Chris Trina
        Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

 Date:  August 22, 2011