Form 10-Q/A
period 2011-06-30
Transfer Technology International Corp.
filed 2011-09-21
CIK 1062720

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,357,818 as of June 30, 2011 and $47,933,557 as of December 31, 2010. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2011	2010
NET LOSS	$ (453,801)	$ (566,283)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	30,911,287

For the six months ended June 30, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at June 30, 2011 and 6,600,538 warrants at June 30, 2010.

Note 4 – Equipment

Equipment is summarized as follows:

	June 30, 2011	December 31, 2010
Computers and equipment	$ 2,819	$ 2,819
Less: accumulated depreciation	2,418	2,016
Computers and equipment - Net	$ 401	$ 803

Depreciation expense for the six months ended June 30, 2011 and 2010 was $403 and $403 respectively.

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

	June 30, 2011	December 31, 2010
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default	$ 286,800	$ 228,333

Various unsecured convertible note payable, 10% interest rate, due on January 2011	200,000	180,000

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010	60,000	60,000

Total Convertible Notes and Notes Payable	$ 546,800	$ 468,333

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

Note 7 – Related Party Loans

	March 31, 2011	December 31, 2010

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand	$ 50,000	$ 50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand	15,000	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand	5,000	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due	-	-

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due	-	-

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due	3,600	3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due	26,500	28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due	1,100	1,000

Total Related Party Loans	$ 101,200	$ 101,600

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

There was no provision for income tax for the six months ended June 30, 2011 and the year ended December 31, 2010. At June 30, 2011 and December 31, 2010 the Company had an accumulated deficit approximating $48,357,818 and $47,933,557.

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

During the quarter ended June 30, 2011, the Company issued 15,000,000 shares of common stock for a legal settlement. The common stocks were issued at a price of $.0021per share.

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

Note 11 - Restatement of Financial Statements

Subsequent to the preparation of the 2009 financial statements and the three quarters ending September 30, 2010, Transfer Technology International Corp. determined there were adjustments to its financial statements for the fiscal year ended December 31, 2009 and the three quarters ending September 30, 2010, that would better and more efficiently present its financial condition as of that date and for the year then ended. The following statements demonstrate the adjustments that were made.

CONSOLIDATED BALANCE SHEETS

ASSETS
	Previously
	Reported		Restated
	June 30, 2010	Change	June 30, 2010

CURRENT ASSETS
Cash	$ 742	$ -	$ 742
Other assets	2,191	-	2,191
	2,933	-	2,933
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,814 and $1,209 respectively	1,207	-	1,207

TOTAL ASSETS	$ 4,140	$ -	$ 4,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 126,803	(29,105)	$ 97,698
Accrued expenses	789,279	168,637	957,916
Convertible notes and notes payable	1,093,142	25	1,093,167
Settlement liabilities	410,107	(410,107)	-
Related party loans	78,500	-	78,500
Total current liabilities	2,497,831	(270,550)	2,227,281

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009 respectively	30,911	-	30,911
Treasury stock, 448,311 shares and 199,611 shares at December 31, 2009	(51,172)	51,172	-
Additional paid-in capital	44,829,223	(161,533)	44,667,690
Accumulated deficit	(47,302,653)	380,911	(46,921,742)
Total stockholders' deficit	(2,493,691)	270,550	(2,223,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,140	$ -	$ 4,140

CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously
	Reported		Restated
	June 30, 2010	Change	June 30, 2010
REVENUES
Net sales	$ 27,342	391	$ 27,733
Cost of sales	12,658	(390)	13,048
Gross Profit (Loss)	14,684	1	14,685
		-
COSTS AND EXPENSES
Selling, general and administrative	306,162	55,722	361,884
Reserve for doubtful account	-	-	-
Total costs and expenses	306,162	55,722	361,884
		-
LOSS BEFORE OTHER INCOME (LOSS)	(291,478)	(55,721)	(347,199)

OTHER INCOME (LOSS)

Interest expense	(81,942)	7,858	(74,084)
Change in Anti-Dilution Shares Payable	-	-	-
Other	(145,000)	-	(145,000)
		-
Total other income (loss)	(226,942)	7,858	(219,084)
		-
		-
(LOSS) BEFORE PROVISON FOR INCOME TAX	(518,420)	(47,863)	(566,283)
		-
PROVISION FOR INCOME TAX	-	-	-
		-
		-
NET LOSS	$ (518,420)	$ (47,863)	$ (566,283)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.02)	$ 0.38	$ (0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	31,036,176	(124,889)	30,911,287

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

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	-	-	-	-

Total assets measured at fair value	-	-	-	-

Derivative Liability	291,065	-	-	291,065

Total liabilities measured at fair value	291,065	-	-	291,065

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

Derivative Valuation Liability
Balance at December 31, 2010	(292,480)

Total gains or losses (realized and unrealized) Included in net loss	-

Valuation adjustment	-

Purchases, issuances, and settlements, net	(4,041)

Transfers to Level 3	-

Balance at December 31, 2010	(296,521)

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