Form 10-Q
period 2011-09-30
Enviro-serve, Inc.
filed 2018-09-19
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 000-27131

ENVIRO-SERV, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8446 Flagstone Drive, Tampa, FL	33615
(Address of principal executive offices)	(Zip Code)

(813) 708-9910

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [_]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): N/A since the registrant is neither required nor permitted to post Interactive Data Files.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [_]    No  [X]

The registrant has 240,663,748 shares of common stock outstanding at September 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash	390	1,189
Other assets		2,191
		3,380
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,418 and $2,015, respectively	401	803

TOTAL ASSETS	791	$7,563.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	67,241	56,769
Accrued expenses	898,452	1,126,233
Derivative liability	296,521	292,480
Convertible notes and notes payable	546,800	468,333
Related party loans	101,200	102,600
Total current liabilities	1,910,214	2,046,415

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 249,963,747
116,164,376 outstanding at December 31, 2011 and December 31, 2010, respectively	249,963	116,164
Additional paid-in capital	46,408,962	45,775,161
Accumulated deficit	(44,751,303)	(44,751,303)
Total stockholders' deficit	(1,909,423)	2,042,232

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$791	4,183

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	September 30, 2011	September 30, 2010

REVENUES
Net sales	$24,940	62,557
Cost of sales	12,065	50,412
Gross Profit (Loss)	11,875	12,145

COSTS AND EXPENSES
Selling, general and administrative	302,350	553,843
Total costs and expenses	302,350	553,843

LOSS BEFORE OTHER INCOME (LOSS)	(290,475)	(541,698)

OTHER INCOME (LOSS)

Interest expense	(48,528)	(115,492)
Other expense	(114,798)	(280,450)

Total other income (loss)	(163,326)	(395,942)

(LOSS) BEFORE PROVISON FOR INCOME TAX	(453,801)	(937,640)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(453,801)	(937,640)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	(0.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	33,314,835

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,801)	(937,640)
Adjustments to reconcile net loss to	—	—
net cash used in operating activities:	—	—
Depreciation and amortization	401	605
Accretion of debt discount	333	13,333
Stock issued for services	748,800	10,600
Stock issued to executives for compensation	—	60,500
Stock issued to vendors and consultants for compensation	—	5,450
	—	—
Debt inducement expense	—	50,000

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	10,473	(9,407)
Increase (Decrease) in stock payable	—	318,753
Increase in accrued expenses	(387,782)	225,900
Increase (Decrease) in derivative liability	4,041
Net cash (used in) operating activities	(77,533)	—

CASH FLOWS FROM INVESTING ACTIVITIES	—	(261,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of treasury stock	—	179,975
Proceeds from sale of stock for cash	—	84,000
Proceeds from related party loan, net	—	3,300
Repurchase and cancellation of stock	—	—
Payments on officer loans	(1,400)	—
Proceeds from convertible and promissory note payable	78,134	—

Net cash provided by financing activities	76,734	267,275

NET INCREASE (DECREASE) IN CASH	(799)	5,369

CASH - BEGINNING OF PERIOD	390	641

CASH - END OF PERIOD	$390	6,010

Note 1 - Organization

Transfer Technology International Corp. (the “Company”) was previously known as Inverted Paradigms Corporation (“Inverted Paradigms” or the “Company”) was incorporated in the State of Nevada on December 18, 1997. On September 29, 2003, the Company completed a re- incorporation merger into a Delaware Corporation thus changing the state of incorporation from Nevada to Delaware. The Company is in the process of seeking new technology.

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,357,818 as of

September 30, 2011 and $ 47,933,557 as of December 31, 2010. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements (Continued)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2011	September 30, 2010
NET LOSS	($463,801)	($937,640)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	138,556,289	33,314,835

For the six months ended September 30, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at September 30, 2011 and 6,600,538 warrants at September 30, 2010.

Note 4 – Equipment

Equipment is summarized as follows:

	September 30, 2011	December 31, 2010
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2,418	2,016
Computers and equipment - Net	$401	$803

Depreciation expense for the six months ended September 30, 2011 and 2010 was $401 and $803 respectively.

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

	September 30, 2011	December 31, 2010
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default	$286,800	$228,333
Various unsecured convertible note payable, 10% interest rate, due on January 2011	200,000	180,000
Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010	60,000	60,000
Total Convertible Notes and Notes Payable	$546,800	$468,333

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

Note 7 – Related Party Loans

	March 31, 2011	December 31, 2010
May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand	15,000	15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand	5,000	5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due	—	—

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due	—	—

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due	3,600	3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due	26,500	28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due	1,100	1,000

Total Related Party Loans	101,200	102,600

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

There was no provision for income tax for the nine months ended September 30, 2011 and the year ended December 31, 2010. At September 30, 2011 and December 31, 2010 the Company had an accumulated deficit approximating $48,357,818 and $ 47,933,557 .

The Company has recorded full valuation allowance on its deferred tax assets as of September 30, 2011 and December 31, 2010. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of September 30, 2011 and December 31, 2010. The Company had 231,163,748 and 111,910,376 shares of common stock issued and outstanding as of September 30, 2011 and December 31, 2010 respectively.

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

12

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

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2010	Class A warrants	1,000,000	0.02	October 14, 2011
		1,250,000	0.02	April 24, 2012
		1,000,000	0.03	September 20, 2012
		3,250,000
	Class B warrants	1,000,000	0.06	September 30, 2013
Total warrants outstanding		4,250,000

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

CONSOLIDATED BALANCE SHEETS

	Previously Reported		Restated
	June 30, 2010	Change	June 30, 2010
ASSET
CURRENT ASSETS
Cash	$742	$—	$742
Other assets	2,191	—	2,191
	2,933	—	2,933
FIXED ASSETS
Equipment, net of accumulated depreciation of $1,814 and $1,209 respectively	1,207	—	1,207

TOTAL ASSETS	$4,140	$—	$4,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$126,803	$(29,105)	$97,698
Accrued expenses	789,279	168,637	957,916
Convertible notes and notes payable	1,093,142	25	1,093,167
Settlement liabilities	410,107	(410,107)	—
Related party loans	78,500	—	78,500
Total current liabilities	2,497,831	(270,550)	2,227,281

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2010 and 2009 respectively	30,911	—	30,911
Treasury stock, 448,311 shares and 199,611 shares at December 31, 2009	(51,172)	51,172	—
Additional paid-in capital	44,829,223	(161,533)	44,667,690
Accumulated deficit	(47,302,653)	380,911	(46,921,742)
Total stockholders' deficit	(2,493,691)	270,550	(2,223,141)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,140	$—	$4,140

CONSOLIDATED STATEMENTS OF OPERATIONS

	Previously Reported		Restated
	June 30, 2010	Change	June 30, 2010
REVENUES
Net sales	27,342	391	27,733
Cost of sales	12,658	(390)	13,048
Gross Profit (Loss)	14,684	1	14,685
		—
COSTS AND EXPENSES
Selling, general and administrative	306,162	55,722	361,884
Reserve for doubtful account	—	—	—
Total costs and expenses	306,162	55,722	361,884
		—
LOSS BEFORE OTHER INCOME (LOSS)	(291,478)	(55,721)	(347,199)
OTHER INCOME (LOSS)
Interest expense	(81,942)	7,858	(74,084)
Change in Anti-Dilution Shares Payable	—	—	—
Other	(145,000)	—	(145,000)

Total other income (loss)	(226,942)	7,858	(219,084)
		—
(LOSS) BEFORE PROVISION FOR INCOME TAX	(518,420)	(47,863)	(566,283)

PROVISION FOR INCOME TAX	—	—	—

NET LOSS	(518,420)	(47,863)	(566,283)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0)	0	(0)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	31,036,176	(124,889)	30,911,287

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·         Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·         Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	—	—	—	—

Total assets measured at fair value	—	—	—	—
Derivative Liability	291,065	—	—	291,065
Total liabilities measured at fair value	291,065	—	—	291,065

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2011:

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2011. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative Valuation Liability
Balance at December 31, 2010	(292,480)
Total gains or losses (realized and unrealized) Included in net loss	—
Valuation adjustment	—
Purchases, issuances, and settlements, net	(4,041)
Transfers to Level 3	—

Balance at December 31, 2010	(296,521)

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

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services. These two activities have created revenue streams for the Company, albeit in a minor way at this time. Management believes, however, that these business activities have potential for the Company. During the nine month period ended September 30, 2011, the Company had top line revenues from business operations in the amounts of $20,107 and

$23,940. During the same periods for the prior year, the Company had top-line revenues from business operations in the amounts of $23,677 and $27,733 respective. The increase in revenues during the second fiscal quarters of the years as compared to the first fiscal quarters, is indicative of the seasonality of the pest control business.

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital. During the nine month period ended September 30, 2010, the Company realized net cash of $227,300 through financing activities and $76,734 during the nine month period ended September 30, 2011. The decrease reflects the ongoing and increased difficulty in raising money in the U.S. capital markets. Even though management believes operating revenues may be generated through the sale of organic products and pest control services, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements. Other sources of capital to the Company include bridge financings from shareholders.

Nine month periods ended September 30, 2010 and 2011

During the nine month period ended September 30, 2010, the Company incurred $361,884 in general administrative expenses and a net loss of $566,283. Of that amount, $36,553 was in the form of non-cash adjustments such as stock issued to directors and executive officers for services rendered and stock issued to vendors and consultants for compensation. Changes in certain assets and liabilities such as accounts payable and accrued expenses were $302,211. Accordingly, net cash used in operating activities was $227,519 for the nine months ended September 30, 2010. The operations of the Company were sustained by proceeds from the sale of our common stock and proceeds from notes.

During the nine months ended September 30, 2011, the Company incurred $302,350 in general administrative expenses, down $59,534 from the nine months ended September 30, 2010. The net loss for the nine months was $453,801. Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the nine ended September 30, 2011, the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense. Of the expense amount, $164,258 was in the form of non-cash adjustments, and changes in certain assets and liabilities were $182,470. Accordingly, net cash used in operating activities was $77,533.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from those expressed in the forward- looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. TTIN, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Chris Trina hief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Date:  August 18, 2018

