Form 10-K
period 2011-12-31
Enviro-serve, Inc.
filed 2018-09-25
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 000-27131

ENVIRO-SERV, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2240 Twelve OaksWay, Suite 101-1, Wesley Chapel,FL	33544
(Address of principal executive offices)	(Zip Code)

(813) 388-6891

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [_]    No  [_]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2011 is 249,963,747.

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

On August 12, 2004, we determined to change the name of the Company from LiquidGolf Holding Corporation to Horizon Holding Corporation to reflect our business decision to diversify our business operations beyond the sale of golf equipment. As part of this effort, in January 2006, we purchased the Silent Sword TM software and all trademarks, service marks, and logos. On April 28, 2006 a majority of our stockholders approved changing the name of the Company from Horizon Holding Corporation to Inverted Paradigms Corporation to reflect our business direction of developing the Silent Sword TM software. Eventually we were not successful in achieving commercially viable operations in the sale of golf equipment or in the sale software. We discontinued the sale of golf equipment in August of 2006 and the sale of software in March of 2007. On October 2, 2007, we entered into an agreement with GAMI, LLC for GAMI, LLC to purchase from the Company the Silent Sword TM software and thereafter consummated the sale.

In September, 2007, it was determined to focus business interests on researching, developing and commercializing innovative, leading-edge technologies. On September 7, 2007, Mr. Chris Trina was hired to be our CEO to pursue this business direction and our name was changed to Transfer Technology International Corp. (“TTIN”) to reflect this business direction. In 2013, the Company changed its name to Enviro-Serv, Inc.

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

In 2011 the Company generated total revenues of $59,994. The majority of this revenue came from providing pest control services to the public. The balance came from the direct sale of our organic products.

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

Quarter Ending	High	Low
12/31/2011	$0.01	$0.01
9/30/2011	$0.01	$0.01
6/30/2011	$0.01	$0.01
3/31/2011	$0.03	$0.02
12/31/2010	$0.05	$0.01
9/30/2010	$0.03	$0.01
6/30/2010	$0.15	$0.01
3/31/2010	$0.06	$0.02

On December 31, 2011, the last trade of our stock was at the price of $0.006 per share.

Holders of our common stock

As of December 31, 2011 we have 674 registered shareholders.

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

In addition to the commercialization of our technologies, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services. These two activities have created revenue streams for the Company, albeit in a minor way at this time. Management believes, however, that these business activities have significant potential for the Company. During the fiscal year ended December 31, 2010, the Company had top line revenues from business operations in the amount of $69,760. During the fiscal year ended December 31, 2011, the Company had top-line revenues from business operations in the amount of $59,994. The decrease was due to economic hardship in the overall economy.

Capital Resources

Current business operations have been funded by financing activities including borrowing money and the sale of notes and equity capital. During the fiscal year ended December 31, 2010, the Company realized net cash of $352,467 through financing activities and $76,734 during the fiscal year ended December 31, 2011. Even though management believes operating revenues may be generated soon through the commercialization of acquired technologies and the sale of organic products and pest control services, management plans on continuing meeting it cash obligations in the foreseeable future through the continued sale of its common stock in private placements. Other sources of capital to the Company include bridge financings from shareholders.

Fiscal years ended December 31, 2010 and 2011

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

During the fiscal year ended December 31, 2011, the Company incurred $906,298 in general administrative expenses and a net loss of $1,317,641. Changes in certain assets and liabilities such as accounts payable and accrued expenses were $10,473. Accordingly, net cash used in operating activities was $76,134 for the year ended December 31, 2011. The operations of the Company were sustained by proceeds from the sale of our common stock, proceeds from notes and revenues from the Company’s termite control operation.

Management estimates cash expenditures in the future will total approximately $35,000 per month. Accordingly, going forward, the Company needs approximately $105,000 per quarter to stay solvent. As mentioned earlier, these cash needs will be met in the near term through the sale of equity capital and eventually through revenues from its business operations.

Liquidity

During the fiscal years ended December 31, 2010 and 2011, the Company funded its business operations through the sale of convertible notes and equity capital. During the spring and summer of 2009, it became more difficult than it had been in the past to raise operating capital in this manner as a result of the downturn in the nation’s capital markets generally. In addition, as our stock price fell with the fall of the economy, it was more difficult to raise money through the sale of equity capital. Nevertheless, the Company continues its efforts to raise money through the sale of convertible notes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The financials for December 31, 2010 were audited by HJ & Associates, LLC, Salt Lake City, Utah. The financials for December 31, 2011 are unaudited as the Company filed its Form 15 with the Securities and Exchange Commission.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARES CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$775	$1,189
Other assets	2,191	2,191
	2,966	3,380
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,015 and $1,209, respectively	401	803
TOTAL ASSETS	$3,367	$4,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$67,241	$56,769
Accrued expenses	901,819	1,126,233
Derivative Liability	296,521	292,480
Convertible notes and notes payable	546,800	468,333
Related party loans	101,200	102,600
Total current liabilities	1,913,581	2,046,415

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 249,963,747 and
116,163,748 outstanding at December 31, 2011 and 2010, respectively	249,963	116,164
Additional paid-in capital	46,498,962	45,775,161
Accumulated deficit	(44,751,303)	(47,933,557)
Total stockholders' deficit	1,910,214	(2,042,232)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,367	$4,183

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

REVENUES
Net sales	$59,994	$69,760
Cost of sales	44,034	51,202
Gross Profit (Loss)	15,960	18,558

COSTS AND EXPENSES
Selling, general and administrative	906,298	1,053,835
Total costs and expenses	906,298	1,053,835

LOSS BEFORE OTHER INCOME (LOSS)	(890,338)	(1,035,277)

OTHER INCOME (LOSS)

Interest expense	(377,098)	(438,486)
Change in Anti-Dilution Shares Payable	(50,205)	(58,378)
Other expense

Total other income (loss)	(427,303)	(496,864

(LOSS) BEFORE PROVISON FOR INCOME TAX	(1,317,641)	(1,532,141))

PROVISION FOR INCOME TAX	—

NET LOSS	(1,317,641)	$(1,532,141))

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.04)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	161,597,814	42,038,284

The accompanying notes are an integral part of these consolidated financial statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,532,141)	(1,532,141)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	401	806
Accretion of debt discount	333	31,333
Stock issued for services	748,800	301,234
Stock issued to shareholders as inducement for lock up agreement	—	—
Write off of impaired asset	—	—
Beneficial conversion feature	—	10,000
Debt inducement expense	—	50,000

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	10,478	(108,071)
Increase (Decrease) in stock payable	(387,782)	58,378
Increase in accrued expenses	—	836,221

Net cash (used in) operating activities	—	-352,240

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	—	27,400
Payments on officer loans	(1,400)	(15,200)
Proceeds from convertible and promissory notes payable	78,134	241,267
Proceeds from sale of stock for cash		99,000
Repurchase and cancellation of stock	—	—

Net cash provided by financing activities	76,734	352,467

NET INCREASE (DECREASE) IN CASH	-408	227

CASH - BEGINNING OF PERIOD	1189	962

CASH - END OF PERIOD	$775	$1,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid during the Year:
Interest Expense	$—	$—
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION	$—	$768,724

The accompanying notes are an integral part of these consolidated financial statements

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE, DECEMBER 31, 2009 (Restated)	29,706,287	29706	44,623,745	(46,401,416)	(1,738,965)

Issuance of common stock for services	12,818,371	12819	288,415		301,234

Issuance of common stock for conversion of notes payable	5,689,090	5689	705,747		711,436

Issuance of common stock for conversion of notes payable	50,000,000	50000	7,204		57,204

Issuance of common stock for cash	17,950,000	17950	81,050		99000

Beneficial conversion feature			10,000		10000

Debt inducement expense			50,000		50000

Net loss for the year ended December 31, 2010				(1,532,141)	(1,532,141)

BALANCE, DECEMBER 31, 2011	111,910,376	111,910	45,775,161	(47,933,557)	(2,042,232)

Issuance of common shares for services	138,053,371	138053

BALANCE, DECEMBER 31, 2011	249,963,747		46,498,962	(44,751,303)	(1,910,214)

The accompanying notes are an integral part of these consolidated financial statements

TRANSFER TECHNOLOGY INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value. The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses. Some of the additional disclosures required are to provide a roll forward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements. The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required. The Company doesn’t expect this guidance to have a significant impact on its financials since it doesn’t have any finance receivables. The receivables are short-term trade receivables.

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

In January 2010, the FASB issued ASU No 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. This update provides updates/corrections to various topics of the codification with regards to the SEC’s position on various matters. There is no new guidance, but adjustments to the SEC’s position on already issued updates. Some of the main topics covered are as follows: 1) Requirements for using push down accounting in an acquisition 2) appropriate balance sheet presentation of unvested, forfeitable equity instruments are issued to non employees as consideration for future services – these are to be treated as not issued and no entry recorded until the instruments are earned.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2011	2010
NET LOSS	$(1,317,641)	$(1,532,141)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	161,597,814	42,038,284

For the years ended December 31, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted.

Note 4 - Equipment

Equipment is summarized as follows:

	December 31,	December 31,
	2011	2010
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2,418	2,015
Computers and equipment - Net	$401	$803

 Depreciation expense for the year ended December 31, 2011 and December 31, 2010 was $2,418 and $2,015 respectively.

Note 5 - Commitments

Our headquarters are based in our facility located at 2240 Twelve Oaks Way, Suite 101-1, Wesley Chapel, FL. Our rent for this location is $535 per month. Our pest control operation is located at 5501 54 th Ave. N., St. Petersburg, Florida. Our rent at that location is $1,500 per month. Both leases are on a month to month basis.

Note 6 - Convertible Notes and Notes Payable

Various notes are in default and continue to accrue interest. The Company has the option, and it is managements’ intent to convert all past due convertible notes to common stock in 2010 and 2011. The conversion price shall be based upon one half the average closing share price of the stock for the 10 prior days before conversion or .25 cents, whichever is greater.

	December 31,	December 31,
	2011	2010
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$—	$—

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	—	180,000

Various unsecured promisory notes, with varying interest rates between 10% - 12.	78,467	60,000

Total Convertible Notes and Notes Payable	$546,800	$468,333

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

Note 7 - Related Party Loans

	December 31,	December 31,
	2011	2010

May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$15,000	$15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$5,000	$5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	$—	$—

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	$—	$—

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	$3,200	$3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	$28,000	$28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.	$—	$1,000
Total Related Party Loans	$101,200	$102,600

Note 8 - Contingent Liabilities

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

The following table sets forth the accrual for settlement liability as of December 31, 2010:

2010
Lanterman	$169,000
Siebert	35,500
Ear	49,000
Harrison	80,071
Simmons	115,450
Brown and Goldfarb	50,000
Wisniewski	50,000
Total:	$549,021

The following table sets forth the accrual for settlement liability as of December 31, 2009:

2009
Lanterman	$153,400
Siebert	32,020
Ear	44,200
Harrison	71,928
Total:	$301,548

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

There was no provision for income tax for the years ended December 31, 2011 and 2010. At December 31, 2011 and 2010 the Company had an accumulated deficit approximating $44,751,303 and $46,401,416, respectively.

The Company has recorded full valuation allowance on its deferred tax assets as of December 31, 2011 and December 31, 2010. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2011, the Company had net operating loss carryforwards of approximately that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of December 31, 2011 and December 31, 2010. The Company had 249,963,747 and 111,910,376 shares of common stock issued and outstanding as of December 31, 2011 and December 31, 2010 respectively.

2011

During the quarter ended December 31, 2011, the Company issued 138,053,371 shares of common stock for services. The common stock were issued at a price of $.001 per share.

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

Note 10 - Stockholders’ Deficit (CONTINUED)

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

The following table summarizes our warrants as of December 31, 2010:

Year of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date
2009	Class B warrants	386,500	(B)	Various 2011
2010	Class A warrants	250,000	0.02	24-Apr-11
		1,000,000	0.02	Oct. 14, 2011
		1,250,000	0.02	24-Apr-12
		1,000,000	0.03	Sep. 29, 2012
	Class B warrants	1,000,000	0.06	Sep. 29, 2013
Total warrants outstanding		4,886,500

(B) 5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

The following table summarizes our warrants as of December 31, 2009:

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2008	Class B warrants	4,446,750	(B)	Various 2010
2009	Class A warrants	386,500	(A)	Various 2010
2009	Class B warrants	386,500	(B)	Various 2011
Total warrants outstanding		5,219,750

(A)  5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is greater.

(B)  5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

The following table summarizes warrant activity during the years ended December 31, 2010 and 2009.

	Warrants Outstanding	Exercise Price
Outstanding at December 31, 2008	8,893,500	One half at (A) and one half at (B)
Warrants granted	773,000	One half at (A) and one half at (B)
Expired	4,446,750	(A)

Outstanding at December 31, 2009	5,219,750	386,500 at (A) and balance at (B)
Warrants granted	4,500,000	2,500,000 at 0.02; 1,000,000 at 0.03; 1,000,000 at 0.06
Expired	4,833,250	386,500 at (A) and balance at (B)

(A) 5 day average prior to exercise, discounted at 25%, or $0.50 per share, whichever is greater.

(B)  5 day average prior to exercise, discounted at 20%, or $1.25 per share, whichever is greater.

OTHER INCOME (LOSS)

Interest expense	$(104,681.00)	$(3.00)	$(104,684.00)
Legal settlement	(302,857.00)	302,857.00	—
Change in Anti-Dilution Shares Payable	—	500,727.00	500,727.00
Other	(62,024.00)	6,817.00	(55,207.00)
Total other income (loss)	$(469,562.00)	$810,398.00	$340,836.00

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(2,795,408.00)	$371,009.00	$(2,424,399.00)
		—
PROVISION FOR INCOME TAX	—	—	—
NET LOSS	$(2,795,408.00)	$371,009.00	$(2,424,399.00)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.10)	(0.01)	(0.09)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	27,245,536.00	(67,527.00)	27,178,009.00

Note 12 - Subsequent Events

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

The Company engaged Friedman, LLP to serve as its independent registered public accounting firm in January 2010. The audit report of Friedman, LLP on the Company’s financial statements for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, however it did contain a qualification describing a going concern uncertainty as well as a restatement of the 2008 financial statements. Friedman, LLP did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a) (1)(iv) of Regulation S-K.

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

The Company engaged HJ & Associates, LLC, Certified Public Accountants ("HJ") as its new independent accountants on February 28, 2011. Prior to February 28, 2011, the Company had not consulted with HJ regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by HJ concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9(B). Other Information .

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3 and 4 and amendments thereto furnished to TTIN during the 2008 fiscal year, the following table details non- compliance with Section 16(a) of the Exchange Act of 1934.

Name	Late Reports	Transactions not Reported	Reports not Filed
Chris Trina	0	0	0
Robert J. Calamunci	1	0	0
William Parsons	1	0	0
Sandy W. Shultz, M.D.	1	0	0

Item 11. Executive Compensation.

	Summary Compensation Table
Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Chris Trina, CEO, CFO (1)	2010	$25,800	$50,000	$75,800
	2009	$175,384	$3,000	$178,384
	2008	$240,000		$240,000
Robert J. Calamunci, former CFO (2)	2009	$54,000	$6,500	$60,500
	2008	$32,308		$32,308

(1)	Mr. Trina is our current CEO and CFO and has a written employment contract with TTIN pursuant to which he receives a salary of $240,000 annually. His contract also provides that Mr. Trina is entitled to a perpetual 20% ownership in the Company pursuant to which he is entitled to stock issuances as the total number of shares issued and outstanding in the Company increases. He did not receive his full cash compensation during 2009 and 2010, due to lack of funding for the Company nor has he received all stock payable to him under his right to perpetual 20% ownership.

(2)	Mr. Calamunci resigned as CFO of TTIN in August, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common	Chris Trina	6,500,897	5.60%
	2206 Bay Club Circle
	Tampa, FL 33607

Common	Dino P. Kanelos	11,000,000	9.50%
	1928 Iverson Lane
	Marvin, NC 28173

The following table provides certain information as of December 31, 2011 about the beneficial ownership of our common shares by our officers and directors individually and as a group.

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common	Chris Trina	$6,500,897	5.60%
Common	Sandy W. Shultz, M.D.	2,256,534	1.90%
Common	William Parsons	1,810,825	1.60%
Common	All officers and directors as a group (3)	$10,568,256	9.10%

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

Item 14. Principal Accounting Fees and Services

	Fiscal 2009	Fiscal 2010 and 2009
Audit Fees (1)	$70,000	$47,500
Audit-Related Fees (2)	45,000	—
Tax Fees	—	—
All other Fees	—	—
Total	$115,000	$47,500

Audit Fees - Audit fees billed to the Company by its outside independent accountants for auditing for Company’s annual financial statements for 2009 and 2010 respectively.

Audit-Related Fees – Review fees billed to the Company by its outside independent accountants for reviewing the Company’s quarterly financial statements for the calendar quarters during the fiscal years ended December 31, 2009 and 2010.

SIGNATURES

The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enviro-Serv, Inc.

By:	/s/ Chris Trina
Chris Trina Chief Executive Officer

Date:  September 21, 2018

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Enviro-Serv, Inc.

By:	/s/ Chris Trina
Chris Trina Director and Principal Executive Officer Principal Financial Officer

Date: September 21, 2018

