Form 10-Q
period 2012-03-31
Enviro-serve, Inc.
filed 2018-09-25
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 000-27131

ENVIRO-SERV, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8446 Flagstone Drive, Tampa, FL	33615
(Address of principal executive offices)	(Zip Code)

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

The registrant has 240,663,748 shares of common stock outstanding at March 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2010

Page
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	F-1

Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 (unaudited)	F-2

Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 through F-13

1

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash	$390	$775
Other assets	—	2,191
	$—	$2,966
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,418 and $2,015, respectively	401	401

TOTAL ASSETS	$791	$3,367.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$67,241	$67,241
Accrued expenses	898,452	898,452
Derivative liability	296,521	296,521
Convertible notes and notes payable	546,800	546,800
Related party loans	101,200	101,200
Total current liabilities	$1,910,214	$1,910,214

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 249,963,747
116,164,376 outstanding at March 31, 2012 and December 31, 2011, respectively	$249,963	$116,164
Additional paid-in capital	46,408,962	45,775,161
Accumulated deficit	(44,751,303)	(44,751,303)
Total stockholders' deficit	(1,909,423)	2,042,232

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$791	$4,183

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	March 31, 2012	March 31, 2011

REVENUES
Net sales	$2,470	$3,833
Cost of sales	500	2,248
Gross Profit (Loss)	$1,970	$1,585

COSTS AND EXPENSES
Selling, general and administrative	$302,350	$159,279
Total costs and expenses	302,350	159,270

LOSS BEFORE OTHER INCOME (LOSS)	(300,380)	(157,685)

OTHER INCOME (LOSS)

Interest expense	$(48,528)	$(146,212)
Other expense	(114,798)
Total other income (loss)	$(163,326)	$(146,212)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(453,801)	$(303,906)

PROVISION FOR INCOME TAX	—	—
NET LOSS	$(453,801)	$(303,906)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	116,163,748

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,801)	$(303,906)
Adjustments to reconcile net loss to	—	—
net cash used in operating activities:	—	—
Depreciation and amortization	401	202
Accretion of debt discount	333	333
Stock issued for services	—	10,600
Stock issued to executives for compensation	—	60,500
Stock issued to vendors and consultants for compensation	—	5,450
	—	—
Debt inducement expense	—	50,000

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	10,473	12,782
Increase (Decrease) in stock payable	—	23,724
Increase in accrued expenses	(387,782)	77,297
Increase (Decrease) in derivative liability	4,041	120,809
Net cash (used in) operating activities	(77,533)	(68,759)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of treasury stock	—	179,975
Proceeds from sale of stock for cash	—	84,000
Proceeds from related party loan, net	—	3,300
Repurchase and cancellation of stock	—	—
Payments on officer loans	(1,400)	—
Proceeds from convertible and promissory note payable	78,134	—

Net cash provided by financing activities	76,734	70,634

NET INCREASE (DECREASE) IN CASH	(799)	1,875

CASH - BEGINNING OF PERIOD	390	1,189

CASH - END OF PERIOD	$390	$3,064

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Basis of Presentation - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,357,818 as of March 31, 2012 and $ 44,751,303 as of December 31, 2011. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2011	December 31, 2010
NET LOSS	(1,317,641.00)	(1,532,141.00)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	161,597,814	42,038,284

For the years ended December 31, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted.

For the three months ended March 31, 2012 and 2011 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at March 31, 2012 and 4,726,500 warrants at March 30, 2011.

Note 4 - Equipment

	March 31, 2012	March 31, 2011
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2418	2016
Computers and equipment - Net	$401	$803

Depreciation expense for the three months ended March 31, 2012 and 2010 was $401 and $803 respectively.

Note 5 - Commitments

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

	March 31, 2012	December 31, 2011
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default	$286,800	$286,800

Various unsecured convertible note payable, 10% interest rate, due on January 2011	200,000	200,000

Various unsecured promisory notes, with varying interest rates between 10% - 12%, due on June and October 2010	60,000	60,000

Total Convertible Notes and Notes Payable	$546,800	$546,800

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

Note 7 - Related Party Loans

	March 31, 2012	December 31, 2010
May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$15,000	$15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$5,000	$5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	$—	$—

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	$—	$—

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	$3,200	$3,200

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	$28,000	$28,000

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.		1,000
Total Related Party Loans	$101,200	$101,200

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

Note 9 - Income Taxes

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

There was no provision for income tax for the three months ended March 31, 2012 and the year ended December 31, 2011. At March 31, 2012 and December 31, 2011 the Company had an accumulated deficit approximating $45,821,447 and $ 44,751,303.

The Company has recorded full valuation allowance on its deferred tax assets as of March 31, 2012 and December 31, 2011. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of March 31, 2012 and December 31, 2011. The Company had 249,963,747 and 249,963,747 shares of common stock issued and outstanding as of March 31, 2012 and December 31, 2011 respectively.

2012

No shares were issued in the first quarter of 2012

2011

No shares were issued in the first quarter of 2011

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

During the quarter ended June 30, 2011, the Company issued 15,000,000 shares of common stock for a legal settlement. The common stocks were issued at a price of $.0021 per share.

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

There were no transactions of the common stock during the quarter ended June 30, 2010.

Year Of Issuance	Warrant Type	Warrant Shares	Exercise Price	Expiration Date

2010	Class A warrants	1,000,000	0.02	Oct. 14, 2011
		1,250,000	0.02	24-Apr-12
		1,000,000	0.03	Sep. 29, 2012

	Class B warrants	1,000,000	0.06	Sep. 29, 2013
Total warrants outstanding		4,250,000

The following table summarizes our warrants as of March 31, 2012.

Note 11 - Restatement of Financial Statements

None

Note 12 - Fair Value Measurements

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

	Total	Level (1)	Level (2)	Level (3)

Total assets measured at fair value	0	0	0	0

Derivative Liability	291065	0		291065

Total liabilities measured at fair value	291065	0	0	291065

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative Valuation	Liability
Balance at December 31, 2010	(292,480)
Total gains or losses (realized and unrealized) Included in net loss	—
Valuation adjustment	—
Purchases, issuances, and settlements, net	(4,041)
Transfers to Level 3	—
Balance at December 31, 2010	(296,521)

Note 13 - Subsequent Events

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

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services. These two activities have created revenue streams for the Company, albeit in a minor way at this time. Management believes, however, that these business activities have potential for the Company. During the three month period ended March 31, 2012, the Company had top line revenues from business operations in the amounts of $2,470 and 2,180. During the same periods for the prior year, the Company had top-line revenues from business operations in the amounts of $3,665 and 2,290 respective. The increase in revenues during the second fiscal quarters of the years as compared to the first fiscal quarters, is indicative of the seasonality of the pest control business.

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

Three month period ended March 31, 2012

Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the three months ending in March, 2012, the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.

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

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transfer Technology International Corp.

By:	/s/ Chris Trina
Chris Trina hief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Date:  September 21, 2018

8