Form 10-Q
period 2012-06-30
Enviro-serve, Inc.
filed 2018-09-25
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 000-27131

ENVIRO-SERV, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8446 Flagstone Drive, Tampa, FL	33615
(Address of principal executive offices)	(Zip Code)

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

The registrant has 240,663,748 shares of common stock outstanding at June 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

Page
Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited)	F-1

Condensed Consolidated Statement of Operations for the six months ended June 30, 2012 (unaudited)	F-2

Condensed Consolidated Statement of Operations for the six months ended June 30, 2012 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 through F-13

1

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash	$390	$775
Other assets	—	2,191
	$—	$2,966
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,418 and $2,015, respectively	$—	401

TOTAL ASSETS	$390	$3,367.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$67,241	$67,241
Accrued expenses	898,452	898,452
Derivative liability	296,521	296,521
Convertible notes and notes payable	546,800	546,800
Related party loans	101,200	101,200
Total current liabilities	$1,910,214	$1,910,214

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 249,963,747
116,164,376 outstanding at June 30, 2012 and June 30, 2011, respectively	$249,963	$116,164
Additional paid-in capital	46,408,962	45,775,161
Accumulated deficit	(44,751,303)	(44,751,303)
Total stockholders' deficit	(1,909,824)	2,042,232

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$390	$4,183

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	June 30, 2012	June 30, 2011

REVENUES
Net sales	$6,175	$20,107
Cost of sales	3,500	9,817
Gross Profit (Loss)	$2,675	$10,290

COSTS AND EXPENSES
Selling, general and administrative	$30,700	$143,071
Total costs and expenses	$30,700	$143,071

LOSS BEFORE OTHER INCOME (LOSS)	(28,025)	(132,781)

OTHER INCOME (LOSS)

Interest expense	$(48,528)	$97,684
Other expense	(114,798)	(114,798)
Total other income (loss)	$(163,326)	$(17,114)

(LOSS) BEFORE PROVISION FOR INCOME TAX	(453,801)	(149,895)

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(453,801)	$(149,895)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	161,597,814

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,801)	$(303,906)
Adjustments to reconcile net loss to	—	—
net cash used in operating activities:	—	—
Depreciation and amortization	—	202
Accretion of debt discount	—	333
Stock issued for services	—	10,600
Stock issued to executives for compensation	—	60,500
Stock issued to vendors and consultants for compensation	—	5,450
	—	—
Debt inducement expense	—	50,000

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	15,678	12,782
Increase (Decrease) in stock payable	—	23,724
Increase in accrued expenses	(387,782)	77,297
Increase (Decrease) in derivative liability	4,041	120,809
Net cash (used in) operating activities	(77,533)	(68,759)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of treasury stock	—	179,975
Proceeds from sale of stock for cash	—	84,000
Proceeds from related party loan, net	—	3,300
Repurchase and cancellation of stock	—	—
Payments on officer loans
Proceeds from convertible and promissory note payable

Net cash provided by financing activities	—	70,634

NET INCREASE (DECREASE) IN CASH	(799)	1,875

CASH - BEGINNING OF PERIOD	390	1,189

CASH - END OF PERIOD	$390	$3,064

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES

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

The condensed consolidated unaudited financial statements included herein have been prepared by Transfer Technology International Corporation (the “Company”), formerly Inverted Paradigms Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in theyear.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity (deficit), and cash flows for the periods presented.

Note 2 - Basis of Presentation - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,357,818 as of June 30, 2012 and $ 44,751,303 as of December 31, 2011. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2012	June 30, 2011

NET LOSS	$—	$(453,801.00)
WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	130,006,289	30,911,287

For the six months ended June 30, 2012 and 2011 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at June 30, 2012 and 4,726,500 warrants at June 30, 2011.

Note 4 - Equipment

	June 30, 2012	June 30, 2011

Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2819	2418
Computers and equipment - Net	$—	$401

Depreciation expense for the three months ended June 30, 2012 and 2011 was $0 and $401 respectively.

Note 5 - Commitments

The Company leases an office suite for its Tampa, Florida headquarters. The terms of the lease extends until February 28, 2012. The Company is required to pay a base rent of $17,595 for the twelve months period ending February 28, 2012. The total expected lease payments through December 31, 2011 is$8,798 and for the two months ended February 28, 2012 is $2,933 for the total of $11,730.

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

	June	December
	30, 2012	31, 2011
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	$286,800	$286,800

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	200,000	200,000

Various unsecured promisory notes, with varying interest rates between 10% - 12.	60,000	60,000

Total Convertible Notes and Notes Payable	$546,800	$546,800

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

Note 7 - Related Party Loans

	June 30, 2012	December 31, 2011
May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is past and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$15,000	$15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$5,000	$5,000

November 2009 – Unsecured Promissory note payable for $ 1,200, bearing interest at a fixed rate of 10%. The maturity date is November 2010 at which time all principal and interest are due.	$—	$—

December 2009 – Unsecured Promissory note payable for $ 4,000, bearing interest at a fixed rate of 10%. The maturity date is December 2010 at which time all principal and interest are due.	$—	$—

March 2010 – Unsecured Promissory note payable for $ 3,600, non interest bearing note. The maturity date is March 2011 at which time all principal and interest are due.	$3,600	$3,600

March 2010 – Unsecured convertible note payable for $30,000 bearing interest at a fixed rate of 10%. The maturity date is March 2011 at which time all principal and interest are due.	$2,650	$2,650

May 2010 – Unsecured Promissory note payable for $ 1,000, non interest bearing note. The maturity date is May 2011 at which time all principal and interest are due.	$—	$1,000
Total Related Party Loans	$101,200	$101,200

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Civil Division, Division J, Case Number 10019528. The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum. The suit was served upon the Company on November 11, 2010. The Company had until December 1, 2010, to answer the complaint. Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time. On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80. To date,to the knowledge of the Company, no legal action has been taken to enforce the judgment.

Lawsuit by Brown and Goldfarb, LLC

Effective January 1, 2010, the Company entered into an agreement with Brown and Goldfarb, LLC, wherein the Company was granted an exclusive license to sell a therapeutic device for thermally assisted urinary function. On April 28, 2010, the Company was sued by Brown and Goldfarb, LLC in the Circuit Court of the Thirteenth Judicial Circuit, in and for Hillsborough County, Florida, Division K, Case Number 10008285, for failure to pay cash advance fees of $40,000 and issue 250,000 shares of Company common stock required by the Agreement. The parties settled the lawsuit by the Company agreeing to pay $10,000 on September 30, 2010 and $15,000 on July 30,2010.

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

There was no provision for income tax for the three months ended June 30, 2012 and the year ended December 31, 2011. At June 30, 2012 and December 31, 2011 the Company had an accumulated deficit approximating $45,821,447 and $ 44,751,303 .

The Company has recorded full valuation allowance on its deferred tax assets as of June 30, 2012 and December 31, 2011. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of June 30, 2012 and December 31, 2011. The Company had 249,963,747 and 249,963,747 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011 respectively.

2012

No shares were issued in the second quarter of 2012

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

F-11

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active;and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

	Total	Level (1)	Level (2)	Level (3)

Total assets measured at fair value	0	0	0	0

Derivative Liability	291065	0	0	291065
Total liabilities measured at fair value	291065	0	0	291065

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative Valuation	Liability

Balance at December 31, 2010	$(292,480)
Total gains or losses (realized and unrealized) Included in net loss	—
Valuation adjustment	—
Purchases, issuances, and settlements, net	(4,041)
Transfers to Level 3	—
Balance at December 31, 2010	$(296,521)

Note 13 - Subsequent Events

On August 21, 2010, a convertible note issued by the Company came due in favor of Mr. Michael Buckley in the amount of

$200,000. Mr. Buckley has a perfected security interest in all of the assets of the Company. In July, 2011, the Company received court documentation whereby Mr. Buckley is foreclosing on the patent rights belonging to the Company that are subject to Mr. Buckley’slien.

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

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services. These two activities have created revenue streams for the Company, albeit in a minor way at this time. Management believes, however, that these business activities have potential for the Company. During the six month period ended June 30, 2012, the Company had top line revenues from business operations in the amounts of $6,175. During the same periods for the prior year, the Company had top-line revenues from business operations in the amounts of $20,107 and 23,940 respective. The increase in revenues during the second fiscal quarters of the years as compared to the first fiscal quarters, is indicative of the seasonality of the pest control business.

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

Six month period ended June 30, 2012

Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the six months ending in June 2012, the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.

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

On September 28, 2010, Mr. Harrison filed a lawsuit against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hills borough County Florida, Civil Division, Division J, Case Number 10019528. The suit seeks to collect $67,857 pursuant to the settlement agreement together with post default interest at the rate of 18% per annum. The suit was served upon the Company on November 11, 2010. The Company had until December 1, 2010, to answer the complaint. Due to a lack of funding, the Company was not able to retain legal counsel for the purpose of answering the complaint within the allotted time. On April 5, 2011, the court entered a default judgment against the Company in the amount of $88,949.80. To date, to the knowledge of the Company, no legal action has been taken to enforce the judgment.

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

In July, 2010, a convertible note issued by the Company came due in favor of Mr. Louis Fiorica in the amount of $10,000. Mr. Fiorica has decided to not convert the note and is demanding payment of $10,000 plus interest. The Company is not in a positionto make payment. To date, no legal action has been taken by Mr. Fiorica against the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers,or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures had not been effective at the reasonable assurance level to allow timely decisions regarding required disclosure.

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

