Form 10-Q
period 2012-09-30
Enviro-serve, Inc.
filed 2018-09-25
CIK 1062720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [--Date---] to [--Date---]

Commission File Number: 000-27131

ENVIRO-SERV, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0381258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8446 Flagstone Drive, Tampa, FL	33615
(Address of principal executive offices)	(Zip Code)

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

The registrant has 877,581 shares of common stock outstanding at September 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSFER TECHNOLOGY INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

Page
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	F-1

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012 (unaudited)	F-2

Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2012 and 2011 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 through F-13

1

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$200	$390
Other assets	—	—
	$	$
FIXED ASSETS
Equipment, net of accumulated depreciation of $2,418 and $2,015, respectively	$—	$401

TOTAL ASSETS	$200	$791.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$67,241	$67,241
Accrued expenses	898,452	898,452
Derivative liability	296,521	296,521
Convertible notes and notes payable	546,800	546,800
Related party loans	101,200	101,200
Total current liabilities	$1,910,214	$1,910,214

STOCKHOLDERS' DEFICIT
Common stock, par value $.001 per share;
250,000,000 shares authorized in 2011 and 2010 and 249,963,747
116,164,376 outstanding at June 30, 2012 and June 30, 2011, respectively	$249,963	$249,963
Additional paid-in capital	46,408,962	46,408,962
Accumulated deficit	(44,751,303)	(44,751,303)
Total stockholders' deficit	(1,910,014)	1,909,423

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200	791

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	September 30,	September 30,
	2012	2011

REVENUES
Net sales	$6,175	$24,940
Cost of sales	3,500	12,065
Gross Profit (Loss)	$2,675	$11,875

COSTS AND EXPENSES
Selling, general and administrative	$30,700	$302,350
Total costs and expenses	$30,700	$302,350

LOSS BEFORE OTHER INCOME (LOSS)	(28,025)	(290,475)

OTHER INCOME (LOSS)

Interest expense	$(48,528)	$48,528
Other expense	(114,798)	114,798
Total other income (loss)	$(163,326)	$163,326

(LOSS) BEFORE PROVISION FOR INCOME TAX	(453,801)	453,801

PROVISION FOR INCOME TAX	—	—

NET LOSS	$(453,801)	$453,801

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC AND DILUTED	139,006,289	139,006,289

TRANSFER TECHNOLOGY INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(453,801)	$453,801
Adjustments to reconcile net loss to	—	—
net cash used in operating activities:	—	—
Depreciation and amortization	—	401
Accretion of debt discount	—	333
Stock issued for services	—	748,800
Stock issued to executives for compensation	—	—
Stock issued to vendors and consultants for compensation	—	—
	—	—
Debt inducement expense	—	—

Changes in Certain Assets and Liabilities
Increase (Decrease) accounts payable	35,000	10,473
Increase (Decrease) in stock payable	—	—
Increase in accrued expenses		387,782
Increase (Decrease) in derivative liability	4,041	4,041
Net cash (used in) operating activities	(77,533)	(77,533)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of treasury stock	—	—
Proceeds from sale of stock for cash	—	—
Proceeds from related party loan, net	—	—
Repurchase and cancellation of stock	—	—
Payments on officer loans	—	(1,400)
Proceeds from convertible and promissory note payable	—	78,134

Net cash provided by financing activities	—	76,734

NET INCREASE (DECREASE) IN CASH	180	(799)

CASH - BEGINNING OF PERIOD	390	390

CASH - END OF PERIOD	$200	$390

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

Note 2 - Basis of Presentation – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since February 16, 1999 (date of inception), which losses have caused an accumulated deficit of $48,693,565 as of September 30, 2012 and $ 44,751,303 as of December 31, 2011. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value. The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses. Some of the additional disclosures required are to provide a roll forward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements. The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, butnot required. The Company doesn’t expect this guidance to have a significant impact on its financials since it doesn’t have any finance receivables. The receivables are short-term trade receivables.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2012	September 30, 2011

NET LOSS	$(8,999.00)	$(453,801.00)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC AND DILUTED	167,776,899	138,556,289

For the years ended December 31, 2011 and 2010 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted.

For the nine months ended September 30, 2012 and 2011 options and warrants were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. Stock options were not included since none have been granted. There were 4,250,000 warrants at September 30, 2012 and 4,726,500 warrants at September 30, 2011.

Note 4 – Equipment

	September 30, 2012	September 30, 2011
Computers and equipment	$2,819	$2,819
Less: accumulated depreciation	2819	2418
Computers and equipment - Net	$—	$401

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $0 and $401 respectively.

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

	September 30, 2012	December 31, 2011
Various unsecured convertible note payables, with varying interest rates between 10% - 18%, due on demand and in default.	286,800	286,800

Various unsecured convertible note payable, 10% interest rate, due on January 2011.	200,000	200,000

Various unsecured promisory notes, with varying interest rates between 10% - 12.	60,000	60,000

Total Convertible Notes and Notes Payable	$546,800	$546,800

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

Note 7 – Related Party Loans

	September 30, 2012	December 31, 2011
May 2009 – Unsecured promissory note payable for $ 50,000, bearing interest at a fixed rate of 8%. The maturity date is pst and all principal and interest is due on demand.	$50,000	$50,000

July 2009 – Unsecured promissory note payable for $ 15,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$15,000	$15,000

September 2009 – Unsecured promissory note payable for $ 5,000, bearing interest at a fixed rate of 10%. The maturity date is past and all principal and interest is due on demand.	$5,000	$5,000

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

There was no provision for income tax for the three months ended September 30, 2012 and the year ended December 31, 2011. At September 30, 2012 and December 31, 2011 the Company had an accumulated deficit approximating $46,693,565 and $ 44,751,303 ..

The Company has recorded full valuation allowance on its deferred tax assets as of September 30, 2012 and December 31, 2011. These assets were primarily derived from net operating losses, which The Company will more than likely than not be able to utilize.

Note 10 - Stockholders’ Deficit

The Company had 250,000,000 authorized shares of common stock as of September 30, 2012 and December 31, 2011. The Company had 877,581 and 249,963,747 shares of common stock issued and outstanding as of June 30, 2012 and December 31, 2011 respectively ..

2012

The Company retired 249,086,166 shares.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

	Total	Level (1)	Level (2)	Level (3)

Total assets measured at fair value	0	0	0	0

Derivative Liability	291065	0	0	291065
Total liabilities measured at fair value	291065	0	0	291065

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

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

In a different vein, the Company has acquired the rights to be a reseller of certain organic products and engage in pest control application services. These two activities have created revenue streams for the Company, albeit in a minor way at this time. Management believes, however, that these business activities have potential for the Company. During the nine month period ended September 30, 2012, the Company had top line revenues from business operations in the amounts of $10,170. During the same periods for the prior year, the Company had top-line revenues from business operations in the amounts of $20,107 and 23,940 respective. The increase in revenues during the second fiscal quarters of the years as compared to the first fiscal quarters, is indicative of the seasonality of the pest control business.

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

Nine month period ended September 30, 2012

Due to lack of business revenue and the ability to raise money through the sale of equity capital, during the nine months ending in September 2012, the Company had to cut back business operations and economize in every way possible to keep the Company operational, thereby resulting in the decreased expense.

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

Item 4. .(Removed and Reserved).

Item 5. Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Enviro-Serv, Inc.

By:	/s/ Chris Trina
Chris Trina Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Date:  September 21, 2018

